Form 10-Q
period 2000-06-30
METAWAVE COMMUNICATIONS CORP
filed 2000-08-14
CIK 1028361

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the Quarterly Period Ended June 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the Transition Period From_______________To_______________

                        Commission File Number 0-24673

                      METAWAVE COMMUNICATIONS CORPORATION
            (Exact name of registrant as specified in its charter)

          Delaware                                         91-1673152
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification No.)

   10735 Willows Road NE, Redmond, WA                        98052
(Address of principal executive officers)                  (Zip Code)

Registrant's telephone number, including area code:      (425) 702-5600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ].

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practical date.

As of June 30, 2000, there were outstanding 37,824,959 shares of the Registrant's common stock.

                      METAWAVE COMMUNICATIONS CORPORATION

                                   FORM 10-Q

                      For the Quarter Ended June 30, 2000

                                     INDEX


                                                                                                   Page
                                                                                                   ----
Part I.    Financial Information

  Item 1.   Financial Statements

            Consolidated Balance Sheets - June 30, 2000 and December 31, 1999...................     1

            Consolidated Statements of Operations-Three months ended June 30, 2000 and
            1999; Six months ended June 30, 2000 and 1999.......................................     2

            Consolidated Statements of Cash Flows - Six months ended June 30, 2000 and 1999.....     3

            Notes to Consolidated Financial Statements June 30, 2000............................     4

  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations..........................................................................     6

  Item 3.   Quantitative and Qualitative Disclosure of Market Risk..............................    10

Part II.   Other Information

  Item 2.   Changes In Securities and Use of Proceeds...........................................    11

  Item 4.   Submission of Matters to a Vote of Security Holders.................................    11

  Item 6.   Exhibits and Reports on Form 8-K....................................................    12

Signatures......................................................................................    13

                        PART I    Financial Information

Item 1.   Financial Statements

                      METAWAVE COMMUNICATIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                            June 30,
                                                                              2000         December 31,
ASSETS                                                                     (Unaudited)        1999
------                                                                     -----------     ------------
Current assets:
     Cash and cash equivalents                                              $  61,356       $  20,165
     Accounts receivable, net                                                  14,142          10,127
     Inventories                                                                6,566           4,149
     Prepaid expenses and other assets                                            947             613
                                                                            ---------       ---------
           Total current assets                                                83,011          35,054
Property and equipment, net                                                     5,892           5,701
Other noncurrent assets                                                           185             191
                                                                            ---------       ---------
           Total assets                                                     $  89,088       $  40,946
                                                                            =========       =========

LIABILITIES AND STOCKHOLDER'S DEFICIT
-------------------------------------
Current liabilities:
     Accounts payable                                                           6,547           3,758
     Accrued liabilities                                                        2,489           2,493
     Accrued compensation                                                       1,910           1,511
     Current portion of notes payable                                               8              75
     Current portion of capital lease obligations                               2,709           2,692
     Deferred revenues                                                            355           1,766
                                                                            ---------       ---------
           Total current liabilities                                           14,018          12,295
Notes payable, less current portion                                                23               8
Capital lease obligations, less current portion                                 2,651           2,479
Other long-term liabilities                                                        16              16
Commitments:
Convertible and redeemable preferred stock - issued and
  outstanding shares:  0 and 32,027,203 at June 30, 2000 and
  December 31, 1999                                                                 -         143,945
Convertible and redeemable preferred stock warrants                                 -             157
Stockholder's equity(deficit):
     Preferred stock, $.0001 par value:
          Authorized shares - 10,000,000 and 37,000,000 at
            June 30, 2000 and December 31, 1999; outstanding
            shares - none                                                           -               -
     Common stock, $.0001 par value :
          Authorized shares - 150,000,000 and 50,000,000;
            issued and outstanding shares - 37,824,959 and
            2,390,910 at June 30, 2000 and December 31, 1999,
            respectively                                                      209,541           3,573
     Deferred stock compensation                                               (2,181)           (906)
     Accumulated other comprehensive income                                       (59)             19
     Accumulated deficit                                                     (134,921)       (120,640)
                                                                            ---------       ---------
           Total stockholders' equity(deficit)                                 72,380        (117,954)
                                                                            ---------       ---------
           Total liabilities and stockholders' equity                       $  89,088       $  40,946
                                                                            =========       =========

          See accompanying notes to consolidated financial statements.

                      METAWAVE COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (In thousands, except earnings per share and share data)
                                  (Unaudited)

                                                  Three Months Ended            Six Months Ended
                                                        June 30,                     June 30,
                                                  2000           1999          2000           1999
                                              -----------    -----------    -----------    -----------
Revenues                                      $    11,365    $     1,553    $    20,694    $     8,387
Cost of revenues                                    8,099          1,860         15,193          8,919
                                              -----------    -----------    -----------    -----------
Gross profit(loss)                                  3,266           (307)         5,501           (532)
Operating expenses:
     Research and development                       6,313          5,651         12,687         11,043
     Sales and marketing                            2,533          2,722          4,876          5,416
     General and administrative                     1,620          1,654          2,945          2,934
                                              -----------    -----------    -----------    -----------
          Total operating expenses                 10,466         10,027         20,508         19,393
                                              -----------    -----------    -----------    -----------
Operating loss                                     (7,200)       (10,334)       (15,007)       (19,925)
Other income, net                                     795            228          1,011            358
Interest expense                                     (131)          (842)          (285)        (4,080)
                                              -----------    -----------    -----------    -----------
          Other income(expense), net                  664           (614)           726         (3,722)
                                              -----------    -----------    -----------    -----------
Net loss                                      $    (6,536)   $   (10,948)   $   (14,281)   $   (23,647)
                                              ===========    ===========    ===========    ===========

Basic and diluted net loss per share          $     (0.25)   $     (4.92)   $     (0.99)   $    (10.88)
                                              ===========    ===========    ===========    ===========

Weighted average shares used in computation
  of basic and diluted net loss per share      26,187,483      2,227,458     14,378,271      2,172,848
                                              ===========    ===========    ===========    ===========

Pro forma weighted average shares
  outstanding                                  35,716,728     21,535,121     33,129,366     17,488,860
                                              ===========    ===========    ===========    ===========

Pro forma basic and diluted net loss per
 share                                        $     (0.18)   $     (0.51)   $     (0.43)   $     (1.35)
                                              ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                      METAWAVE COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                      Six Months Ended June 30,
                                                                                       2000              1999
                                                                                     --------          --------
Operating Activities
Net Loss                                                                             $(14,281)         $(23,647)
Adjustments to reconcile net loss to net cash provided by
     Operating activities:
          Depreciation and amortization                                                 1,515             1,568
          (Gain)/Loss on disposal of assets                                                (1)                -
          Stock compensation expense                                                    1,257               476
          Debt financing amortization                                                       -             2,321
     Changes in operating assets and liabilities:
          Decrease(increase) in accounts receivable                                    (4,015)           (1,959)
          Decrease(increase) in inventories                                            (2,417)           (4,387)
          Decrease(increase) in prepaids and other noncurrent
            assets                                                                       (328)               47
          Increase(decrease) in accounts payable,
            accrued liabilities, and other liabilities                                  3,184             1,930
          Increase(decrease) in deferred revenues                                      (1,411)            3,842
                                                                                    ---------         ---------
Net cash used in operating activities                                                 (16,497)          (19,809)

Investing Activities
Purchases of equipment                                                                   (174)           (1,083)
                                                                                    ---------         ---------
Net cash used in investing activities                                                    (174)           (1,083)

Financing Activities
Proceeds from issuance of preferred stock                                                   -            82,507
Proceeds from issuance of common stock                                                 58,887                 -
Proceeds from exercise of common stock options                                            447                76
Payments on notes payable                                                                 (52)          (31,760)
Principal payments on capital lease obligations                                        (1,343)           (1,285)
                                                                                    ---------         ---------
Net cash provided by financing activities                                              57,939            49,538
                                                                                    ---------         ---------

Net increase in cash                                                                   41,268            28,646
Effect of exchange rate changes on cash                                                   (77)              (48)
Cash and cash equivalents at beginning of period                                       20,165            10,763
                                                                                    ---------         ---------
Cash and cash equivalents at end of period                                          $  61,356         $  39,361
                                                                                    =========         =========

Noncash Transactions and Supplemental Disclosures
Capital lease obligations incurred to purchase assets                               $   1,531         $     471
Noncash conversion of preferred stock to common stock                                 143,945                 -
Noncash conversion of preferred stock warrants to preferred stock                           -             4,966
Noncash conversion of preferred warrants to common stock warrants                         157                 -
Interest paid                                                                             226             1,703
Deferred stock compensation                                                             2,532                 -

          See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   Basis of Presentation

The accompanying consolidated financial statements of Metawave Communications Corporation have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included have been condensed or omitted. The financial information at December 31, 1999 is derived from our audited consolidated financial statements. The financial information for the three months and six months ended June 30, 2000 and 1999 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. We have used estimates in determining certain provisions, including the allowance for doubtful accounts receivable, inventory reserve, useful lives for property and equipment, and warranty accruals. Actual results may differ from
these estimates.   Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in our Registration Statement on Form S-1 (File No. 333-30568) dated April 25, 2000 filed with the Securities and Exchange Commission in connection with our initial public offering.

In 1998, we adopted a 52-week fiscal year ending on the Sunday closest to December 31, 1999. The 1999 fiscal year ended on January 2, 2000, with each of the fiscal quarters representing a 13-week period. The second quarter of 2000 ended on July 2, 2000. For convenience of presentation, all fiscal periods in these financial statements are treated as ending on a calendar month end.

2.   Nature of Operations

Metawave Communications Corporation designs, develops, manufactures and markets smart antenna for the wireless communications industry. Our capacity and quality solutions, consisting of smart antenna systems, applications software and engineering services, enable wireless network operators to increase overall network capacity, improve or maintain network quality, reduce network operating costs and better manage network infrastructure. Using our proprietary technologies, we have developed systems that address the capacity and call quality problems faced by wireless network operators.

3.   Initial Public Offering

On April 27, 2000, we announced the initial public offering of 6,250,000 shares of our common stock which began trading at the offering price of $9.00 per share. Merrill Lynch & Co., Salomon Smith Barney and U.S. Bancorp Piper Jaffray were the managing underwriters for this offering. On May 2, 2000, the underwriters exercised their option to purchase the entire over-allotment of 937,500 shares of our common stock. The net proceeds from the sale were $58.9 million after deducting the underwriting discounts, commissions and offering expenses. We intend to use the net proceeds for general corporate purposes, including working capital to fund anticipated operating losses, research and development, and expansion of our manufacturing facilities.

4.   Reverse Stock Split and Preferred Stock Conversion

On April 12, 2000, the Board of Directors approved a two-for-three reverse stock split of our common stock. As a result of the split, all shares of preferred stock and preferred stock warrants were adjusted based on the applicable conversion rate to reflect this split. On May 2, 2000, all preferred stock and preferred stock warrants were converted to 27,972,907 shares of common stock and 90,870 shares of common stock warrants, respectively.

5.   Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. In accordance with our company policy, we invest in U.S. Government obligations and high quality commercial paper with maturities of less than three months. We account for our marketable securities under the provisions of Statement of Financial Accounting Standards ("SFAS") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholder's equity. As of June 30, 2000 and December 31, 1999, unrealized holding gains and losses were not significant.

6.   Inventories (in thousands)

                                          June 30,
                                            2000        December 31,
                                         (Unaudited)       1999
                                         -----------    ------------
     Purchased parts                        $4,037         $2,251
     Subassemblies                           1,351          1,144
     Finished goods                          1,178            754
                                            ------         ------
                                            $6,566         $4,149
                                            ======         ======

Purchased parts include purchased components and partially assembled units. Subassemblies primarily represent components that are assembled and ready for final configuration pending the detailed requirements for the specific customer. Finished goods are units representing projects-in-process at customer locations.


7.   Property, Plant and Equipment (in thousands)

                                                    June 30,
                                                      2000        December 31,
                                                   (Unaudited)       1999
                                                   -----------    ------------
     Equipment                                       $11,778         $10,100
     Furniture and fixtures                              985             976
     Leasehold improvements                              911             910
                                                     -------         -------
                                                      13,674          11,986
     Accumulated depreciation and amortization        (7,782)         (6,285)
                                                     -------         -------
                                                     $ 5,892         $ 5,701
                                                     =======         =======

Included in property and equipment are assets acquired under capital lease obligations with an original cost of $8,776,000 and $8,920,000 at June 30, 2000 and December 31, 1999, respectively. Accumulated amortization on the leased assets was $5,506,000 and $3,749,000 at June 30, 2000 and December 31, 1999,
respectively.

In connection with the Master Lease Agreement with Transamerican Business Credit Corporation, on June 30, 2000 we entered into a three-year capital lease for testing equipment and computer hardware and a two-year capital lease for software for $702,863 and $372,831, respectively.

8.   Line of Credit Agreement

In June 2000, we renewed our line of credit with Imperial Bank increasing available funds from $7.5 million to $10.0 million to support our working capital requirements. The line of credit has a maturity date of one year with interest payable monthly and principal at maturity. As of June 30, 2000, we had an outstanding balance of $30,250 on this credit line.

9.   Comprehensive Income

SFAS No. 130 establishes the standards for reporting and displaying comprehensive income(loss) and its components in the financial statements. As the unrealized gains and losses from marketable securities were insignificant, the other comprehensive income(loss) which we currently report is for foreign currency translation adjustments.

10.  Net Loss Per Share

Basic and diluted net loss per share is calculated using the weighted average number of shares of common stock outstanding. The effect of stock options, warrants and convertible and redeemable preferred stock have not been included in the calculation of diluted net loss per share as their effect is antidilutive. Pro forma basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding plus the pro forma effect of convertible preferred shares as if such shares were converted to common stock at the time of issuance.

                                                  Three Months Ended        Six Months Ended
                                                        June 30,                 June 30,
                                                   2000        1999         2000         1999
                                                 --------    --------     --------     --------
                                                       (In thousands, except per share data)
                                                                  (Unaudited)
Net loss                                          $(6,536)   $(10,948)    $(14,281)    $(23,647)
                                                  =======    ========     ========     ========
Weighted average shares outstanding:
     Common Stock                                  26,187       2,227       14,378        2,173
     Convertible and redeemable preferred stock     9,530      19,308       18,751       15,316
                                                  -------    --------     --------     --------
Pro forma weighted average shares outstanding      35,717      21,535       33,129       17,489
                                                  =======    ========     ========     ========

Basic and diluted net loss per share              $ (0.25)   $  (4.92)    $  (0.99)    $ (10.88)
                                                  =======    ========     ========     ========

Pro forma net loss per share                      $ (0.18)   $  (0.51)    $  (0.43)    $  (1.35)
                                                  =======    ========     ========     ========

11.  Segment Disclosures

We have adopted Statement of Financial Accounting Standards No. 131("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information". We operate in a single segment as a provider of wireless telecommunication equipment and services. SFAS No. 131 also establishes standards for related disclosures about systems and services, geographic areas and major customers. While certain expenses for sales and marketing activities are incurred in various geographical regions, substantially all of our assets are located and the majority of our operating expenses are incurred at our corporate headquarters. The following table sets forth revenues by geographic region for the three months and six months ended June 30, 2000 and 1999, respectively.

Revenues (in thousands)         Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                   2000      1999       2000      1999
                                 -------    ------    -------    ------
                                               (Unaudited)
United States                    $ 6,794    $1,553    $10,863    $8,387
Mexico                             4,302         -      9,562         -
Peru                                 269         -        269         -
                                 -------    ------    -------    ------
     Total                       $11,365    $1,553    $20,694    $8,387
                                 =======    ======    =======    ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the historical financial information and the notes thereto included in this quarterly report on Form 10-Q and "Management's Discussion and Analysis" included in our Registration Statement on Form S-1 (File No. 333-30568), which was previously filed with the Securities and Exchange Commission.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expect", "anticipate", "intend", "believe", or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

Our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, you should carefully consider various factors that might cause actual results to differ materially from stated expectations. These risks include, among others, that substantially all of our revenues are dependent upon a limited number of wireless network operators; a substantial amount of our revenues is derived from foreign sales; our smart antenna systems are complex and may have errors or defects that are detected only after deployment in complex network environments; and our ability to raise capital and achieve our expansion plans may be adversely impacted by market conditions. These and other risks are described in detail in this Form 10-Q and in our Registration Statement on Form S-1 (File No. 333-30568).

Overview

We provide smart antenna systems to wireless network operators facing capacity constraints in the wireless communications industry. Our SpotLight smart antenna systems consist of antennas that improve the reception and transmission of radio signals dynamically through the use of our proprietary hardware and software. Our SpotLight systems reduce the need for more costly infrastructure upgrades and additional cell site deployments, allowing wireless network operators to more cost-effectively keep pace with subscriber growth and increased demand for digital services. Our technology is designed to be implemented in a variety of market segments in the wireless communications industry and currently supports CDMA, GSM and analog standards.

We were incorporated in 1995 and were in development stage until late 1997. Shipment for commercial sale of our initial SpotLight system began late in the fourth quarter of 1997, and we first recognized revenues for the sale of our system in the first quarter of 1998. Since the beginning of 1998, our operating activities have been focused on increasing sales, new product development and expanding manufacturing capacity. As of June 30, 2000, we have sold an aggregate of 185 CDMA SpotLight systems worldwide. In the second quarter of 2000, we completed the testing of our GSM SpotLight systems in our Redmond facility, and these units are currently undergoing tests as field trials in China, Hong Kong and Taiwan.

Results of Operations - For the Three Months and Six Months Ended June 30, 2000 and 1999

Revenues:

Net revenue for the second quarter of 2000 increased 612% to $11.4 million from $1.6 million over the second quarter of 1999. Net revenue for the six months ended June 30, 2000 increased 146% to $20.7 million from $8.4 million for the same period in 1999. In the second quarter of 1999, revenues declined compared to previous quarters as we transitioned our SpotLight systems from analog to CDMA digital-based systems. The increases in the second quarter of 2000 were primarily due to increased unit sales of our CDMA SpotLight systems and increased revenues from sales of optional equipment. The two largest customers for our company were Verizon Wireless and Grupo Iusacell Celular S.A. de C.V. of Mexico which accounted for 54% and 38% of our revenues, respectively, in the second quarter of 2000. We sold product to six of the seven U.S. regions of Verizon Wireless in the second quarter of 2000. Iusacell operates in four of the nine Mexican regions, and we sold product to those four regions, including the most populous region, Mexico City, for the first time in the second quarter of 2000. International sales of our systems for the three months and six months ended June 30, 2000 accounted for 40% and 48%, respectively, of total revenues .

Gross Profit:

Gross profit for the second quarter of 2000 increased to $3.3 million from a negative gross margin of $0.3 million in the second quarter of 1999. For the six months ended June 30, 2000, gross profit increased to $5.5 million from a negative gross margin of $0.5 million for the six months ended June 30, 1999. These increases were primarily due to (1) decreased product cost due to design changes over the last year, (2) increased overhead absorption due to higher business volumes in the second quarter of 2000, (3) lower material product cost due to purchasing volumes and overall lower component costs and (4) higher margin product mix of CDMA digital products in the year 2000. As a percentage of sales, gross margin was 29% in the second quarter of 2000 compared to a negative gross margin of 20% in the second quarter of 1999. And, as a percentage of sales, gross margin was 27% in the first six months of 2000, compared to a negative gross margin of 6% in the first six months of 1999. The increased margin percentages are the result of previously discussed margin impacts.

Research and Development:

Research and development expense was $6.3 million, an increase of 11% from $5.7 million for the second quarter in 2000 over the comparable period in 1999. Research and development expense increased 15% to $12.7 million from

$11.0 million for the six months ended June 30, 2000 over the same period in 1999. The increase in research and development expense was primarily due to continuing development and testing of our SpotLight 2000 CDMA and our SpotLight GSM systems. In addition, we are continuing to develop new features and technologies which will be marketed as enhancements to the existing offerings and as new smart antenna products.

Sales and Marketing:

Sales and marketing expense decreased 7% from $2.7 million to $2.5 million for the three months ended June 30, 2000 as compared to the same period in 1999. Sales and marketing expense decreased 9% from $5.4 million to $4.9 million for
the six months ended June 30, 2000 as compared to the same period in 1999.   The
decrease was primarily due to staffing realignment and adjusted sales compensation structure in the year 2000.

General and Administrative:

General and administrative expenses consist primarily of salaries and benefits, fees for professional services, rent and general office expenses. General and administrative expenses for the three months ended June 30, 2000 was $1.6 million, a decrease of 6% from $1.7 million for the three months ended June 30, 1999. General and administrative expenses for the six months ended June 30, 2000 and 1999 remained constant at $2.9 million.

Other Income(Expense), Net:

Our total other income(expense), net amounted to an income of $0.7 million in the three months ended June 30, 2000 compared to an expense of $0.6 million in the three months ended June 30, 1999. For the six months ended June 30, 2000, total other income(expense), net amounted to an income of $0.7 million compared to an expense of $3.7 million for the same period in 1999. The change from expense to income was primarily due to (1) the reduction of interest expense as a result of the repayment of our $29.0 million Senior Secured Bridge Notes, bearing interest at 13.75% with final payment on this note being paid on April 28, 2000, and (2) the receipt of $58.9 million from an initial public offering of 7,187,500 shares of common stock in the second quarter of 2000. All proceeds were invested in high quality short-term investments. We received interest income of $0.8 million and $1.0 million for the three and six months ended June 30, 2000, respectively.

Liquidity and Capital Resources

At June 30, 2000, we had $61.4 million in cash and cash equivalents. For the six months ended June 30, 2000, we used net cash in operating activities of $16.5 million compared to $19.8 million over the same period in 1999. Our operating activities included major uses of cash to fund our net loss of $14.3 million, increased inventories of $2.4 million, increased accounts receivable of $4.0 million and decreased deferred revenues of $1.4 million. We partially offset cash uses with increases in accounts payable and accrued liabilities of $3.2 million.

Our net cash used in investing activities for the six months ended June 30, 2000 and 1999 were $0.2 million and $1.1 million, respectively. These investing activities were primarily for purchasing of capital and testing equipment, manufacturing facilities and leasehold improvements to support our research and development and manufacturing efforts.

Our net cash provided by financing activities for the six months ended June 30, 2000 was $57.9 million compared to $49.5 million in the same period in 1999. In May 2000, we received net proceeds of $58.9 million from the initial public offering of our common stock. For the six months ended June 30, 1999, we issued Series E preferred stock and received net proceeds of $82.5 million. In April 1999, we repaid $29.0 million in Senior Secured Bridge Notes plus interest of $4.1 million.

As of June 30, 2000, we had $61.4 million in cash and cash equivalents. We also had a revolving line of credit of $10.0 million with Imperial Bank. Other than contract renewal fees of $30,250, currently there is no balance outstanding on the credit line. In addition, we have a $3.0 million equipment lease arrangement with Transamerica, of which $0.2 million remained available as of June 30, 2000. Please see Part II, Item 2 for discussions on Changes in Securities and Use of Proceeds.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 101 ("SAB 101"). This summarized certain areas of the staff's views in applying generally accepted accounting principles as it applies to revenue recognition. We believe that our revenue recognition principles comply with SAB 101. We will continue to evaluate interpretations of SAB 101.

In March 2000, the FASB issued FASB Interpretation No. 44 , "Accounting for Certain Transactions Involving Stock Compensation , an interpretation of APB Opinion No. 25". Interpretation No. 44 clarifies the application of APB No. 25 in certain situations as defined. Interpretation 44 is effective July 1, 2000 but is retroactive for certain events that occurred after December 15, 1998. We do not expect that the adoption of Interpretation No. 44 will have a material effect on our consolidated financial statements.

Factors Affecting Our Business Prospects and Operating Results

In addition to other information provided in this report, investors evaluating our company should carefully consider the following risk factors as well as the risk factors included in our Registration Statement on Form S-1 (File No. 333-30568) filed with the Securities and Exchange Commission. These risks may impair our business prospects, operating results, and the market price of our stock.

Limited Operating History

We have a limited operating history which makes it difficult for you to evaluate our business and your investment. We were incorporated in 1995 and were in the development stage until late 1997, when we commenced shipment for commercial sale of our first SpotLight smart antenna system. We therefore have a limited operating history upon which an investor may evaluate our operations and future prospects. The revenue and profit potential of our business is unproven and our limited operating history makes our future operating results difficult to predict, because the market for smart antenna systems is so new and wireless technologies change so rapidly. Because our smart antenna systems were introduced relatively recently, we are unable to predict with any degree of certainty whether our smart antenna systems will achieve widespread market acceptance. In view of our limited operating history, an investment in our common stock must be considered in light of the risks and uncertainties that may be encountered by early stage companies in the wireless communications equipment market. In addition, period-to-period comparisons of operating results may not be meaningful and operating results from prior periods may not be indicative of future performance.

Concentration of Customers

We depend on a limited number of wireless network operators for substantially all of our revenues, so the loss of a customer or a delay in an order from a customer could impair our operating results. Due to the highly concentrated nature of the wireless industry and industry consolidation, we believe that the number of potential customers for future systems will be limited. Six customers have accounted for substantially all of our system sales to date. The U.S. wireless operations of three of our customers, Vodaphone-AirTouch, Bell Atlantic and GTE combined their wireless business operations into an entity named Verizon Wireless in the second quarter of 2000. Bell Atlantic owns 47.2% of Grupo Iusacell Celular S.A. de C.V. Effective April 1, 2000, ALLTEL acquired Southwestco Wireless d.b.a. CellularOne properties that are located in Arizona and New Mexico. Failure by us to capture a significant percentage of the wireless network operators as customers could cause our operating results to be significantly less than anticipated and lead to a decline in our stock price. Moreover, due to this customer concentration, any loss or reduced demand from our customer could cause our sales to fall significantly.

Complex and Lengthy Sales Cycle

Because our contracts with new customers are subject to satisfying performance criteria, the timing of purchases is difficult to predict, and as a result, our revenue is unpredictable. We believe that the purchase of our SpotLight systems is typically a strategic decision that requires approval at senior levels of customers' organizations, significant technical evaluation and a substantial commitment of customers' personnel, financial and other resources. Our contracts with new customers typically contain conditional acceptance provisions for the initial system sales, and we delay recognition of revenue until all conditions are satisfied, which causes our sales cycle to last up to 18 months and to vary substantially from customer to customer. Typically, performance of our systems must be accepted in an initial cell site or cluster of cell sites in a field trial prior to completing any additional sales to a particular wireless network operator. This makes the sales process associated with the purchase of our systems complex, lengthy and subject to a number of significant risks. We may incur substantial expenses and expend significant management and personnel resources in the process of a field trial. If we do not satisfy conditions in these contracts or if satisfaction of these conditions were delayed for any reason, revenues in any particular period could fall significantly below our expectations.

Uncertainties Related to Market Acceptance

We believe that substantially all of our revenues in the foreseeable future will be derived from sales of our SpotLight systems. If our SpotLight systems fail to achieve broad market acceptance among our customers and potential customers, our revenues could fall below our and analysts' expectations which could cause our stock price to decline. In light of the relatively recent introduction of our SpotLight systems, in particular our SpotLight GSM system which recently completed its first field trial, and the rapidly evolving nature of the wireless communications industry, we cannot predict with any degree of assurance whether our current or future smart antenna systems will achieve broad market acceptance. We have not yet completed any commercial sales of our SpotLight GSM system.

Risks Related to Limited Number of Suppliers

Our reliance on a limited number of suppliers for our smart antenna systems could impair our ability to manufacture and deliver our systems on a timely basis. Some parts and components used in our smart antenna systems are presently available only from sole sources including linear power amplifiers supplied by Powerwave Technologies, Inc. and integrated duplexer low-noise amplifiers supplied by Filtronics Comtek, Ltd. Some other parts and components used in our systems are available from a limited number of sources. Our reliance on these sole or limited source suppliers involves certain risks and uncertainties, including the possibility of a shortage or the discontinuation of certain key components. Any reduced availability of these parts or components when required could materially impair our ability to manufacture and deliver our systems on a timely basis and result in the cancellation of orders, which could significantly harm our business and operating results.

International Market Risks

Our substantial sales of our SpotLight systems in international markets subject us to various risks and costs which may harm our business. We anticipate that international sales of our SpotLight systems in Asia, Latin America and other international markets will continue to account for a significant portion of our revenues for the foreseeable future. Risks and associated costs inherent in our international business activities include:

 . difficulties obtaining foreign regulatory approval for our smart antenna systems;

 . unexpected changes in regulatory requirements relating to the telecommunications industry;

 . greater difficulties collecting delinquent or unpaid accounts;

 . lack of suitable export financing for our SpotLight systems;

 . dependence upon independent sales representatives and other indirect channels of distribution of our SpotLight systems;

 . political and economic instability in the regions where we sell our SpotLight systems;

 . enforceability of contracts with foreign customers and distributors governed by foreign laws; and

 . lack of experienced technical personnel familiar with our products in foreign markets.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

In accordance with our company policy, we do not use derivative financial instruments in our investment portfolio. We invest in high quality marketable securities, primarily U.S. Government obligations and corporate obligations with maturities of less than three months. Such securities are subject to interest rate risk and will rise and fall in value if market interest rates change. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is not material.

                          PART II.  Other Information


Item 2.  Changes in Securities and Use of Proceeds

(a) In the second quarter of 2000, the Board of Directors approved a two-for-three reverse stock split of our common stock. As a result of the split, all five series of preferred stock and preferred stock warrants were adjusted based on the applicable conversion rate to reflect this split. On May 2, 2000, all preferred stock and preferred stock warrants were converted to 27,972,907 shares of common stock and 90,870 shares of common stock warrants, respectively.

(c) In the quarter ended June 30, 2000, we issued 42,667 shares of unregistered common stock to employees pursuant to the exercise of stock options under our 1995A and 1998 Stock Option Plans. These options were exercised at a weighted average price of $2.62 per share. In addition, we issued 315 shares of unregistered common stock to Insight Investments Corporation upon the exercise of their stock warrants at $8.32 per share. The issuance of these securities were deemed to be exempt from registration under the Securities Act in accordance with Rule 701 of the Securities Act and Section 4(2) of the Securities Act, respectively.

(d)  Use of Proceeds from Sale of Registered Securities

On April 27, 2000, we completed an initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-30568) as filed with the Securities Exchange Commission on April 25, 2000. All 6,250,000 shares of our common stock offered in our prospectus were sold at $9.00 per share. Merrill Lynch and Co., Salomon Smith Barney and U.S. Bancorp Piper Jaffray were the managing underwriters for the offering. On May 2, 2000, the underwriters exercised their option to purchase the entire over-allotment of 937,500 shares of our common stock at $9.00 per share. The aggregate gross proceeds from the sale were $64.7 million. In connection with our initial public offering, we paid $4.5 million for the underwriters' discounts and an aggregate amount of $1.3 million for the Nasdaq National Market listing fee, printing and engraving, legal, accounting, travel and other related expenses. Net proceeds from the offering amounted to $58.9 million and are invested in high quality short-term investments. Approximately $1.2 million was applied toward working capital expenditures.

We anticipate an increase in our capital expenditures and lease commitments, consistent with our projected growth in operations, infrastructure and personnel. We expect to use approximately $2.8 million of the proceeds to fund the expansion of our manufacturing facilities. In addition, we plan to use approximately $22.6 million in 2000 to fund research and development activities. We may, if the opportunity arises, use a portion of the proceeds to acquire or invest in complementary businesses, products or technologies.

Item 4.   Submission of Matters to a Vote of  Security Holders

Effective March 30, 2000, a majority of the holders of capital stock of Metawave Communications Corporation approved the following items in an action by written consent:

     - Prior to the closing of the Public Offering, an amendment and restatement of the Certificate of Incorporation to effect a reverse stock split;

     - In connection with the closing of the Public Offering, an amendment and restatement of the Certificate of Incorporation to delete all references to the prior series of Preferred Stock, authorize undesignated Preferred Stock consisting of 10,000,000 shares, eliminate the ability of stockholders to take action by written consent and provide for certain other matters;

     -  Adoption of the 2000 Stock Option Plan;

     -  Adoption of the 2000 Employee Stock Purchase Plan;

     -  Amendment and restatement of the 1995 Stock Option Plan;

     -  Amendment and restatement of the 1998 Stock Option Plan;

     -  Amendment and restatement of the 1998 Directors' Stock Option Plan; and

     - Conversion of Preferred Stock into Common Stock upon the closing of the Public Offering.

Item. 6   Exhibits and Reports on Form 8-K

     (a)  Exhibits

       Exhibit Number

       3.1 Seventh Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to exhibit number 3.4 to Metawave Communications Corporation's registration statement on Form S-1 (File No. 333-30568)

       3.2 Bylaws of the Registrant (Incorporated by reference to exhibit number)

       4.1 Form of Stock Certificate (Incorporated by reference to exhibit number)

       4.2 Fifth Amended and Restated Investors Rights Agreement dated April 28, 1999 by and among the Registrant and certain holders of the Registrant's capital stock (Incorporated by reference to exhibit number 10.7 to Metawave Communications Corporation's registration statement on Form S-1 (File No. 333-30568)

      10.1 1995 Stock Option Plan, as amended (Incorporated by reference to exhibit number 10.2 to Metawave Communications Corporation's registration statement on Form S-1 (File No. 333-30568)

      10.2 1998 Stock Option Plan, as amended (Incorporated by reference to exhibit number 10.3 to Metawave Communications Corporation's registration statement on Form S-1 (File No. 333-30568)

      10.3 2000 Employee Stock Purchase Plan (Incorporated by reference to exhibit number 10.4 to Metawave Communications Corporation's registration statement on Form S-1 (File No. 333-30568)

      10.4 1998 Amended and Restated Directors' Stock Option Plan ((Incorporated by reference to exhibit number 10.5 to Metawave Communications Corporation's registration statement on Form S-1 (File No. 333-30568)

      10.5 2000 Stock Plan (Incorporated by reference to exhibit number 10.26 to Metawave Communications Corporation's registration statement on Form S-1 (File No. 333-30568)

      27.1 Financial Data Schedule - (filed only with the electronic submission of Form 10-Q).

     (b)  Reports on Form 8(K)

       The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                METAWAVE COMMUNICATIONS CORPORATION

Date:  August 11, 2000          By:  /s/  Stuart W.Fuhlendorf
                                    Stuart W. Fuhlendorf
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit Number

 3.1 Seventh Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to exhibit number 3.4 to Metawave Communications Corporation's registration statement on Form S-1 (File No. 333-30568)

 3.2  Bylaws of the Registrant (Incorporated by reference to exhibit number)

 4.1  Form of Stock Certificate (Incorporated by reference to exhibit number)

 4.2 Fifth Amended and Restated Investors Rights Agreement dated April 28, 1999 by and among the Registrant and certain holders of the Registrant's capital stock (Incorporated by reference to exhibit number 10.7 to Metawave Communications Corporation's registration statement on Form S-1 (File No. 333-30568)

10.1 1995 Stock Option Plan, as amended (Incorporated by reference to exhibit number 10.2 to Metawave Communications Corporation's registration statement on Form S-1 (File No. 333-30568)

10.2 1998 Stock Option Plan, as amended (Incorporated by reference to exhibit number 10.3 to Metawave Communications Corporation's registration statement on Form S-1 (File No. 333-30568)

10.3 2000 Employee Stock Purchase Plan (Incorporated by reference to exhibit number 10.4 to Metawave Communications Corporation's registration statement on Form S-1 (File No. 333-30568)

10.4 1998 Amended and Restated Directors' Stock Option Plan ((Incorporated by reference to exhibit number 10.5 to Metawave Communications Corporation's registration statement on Form S-1 (File No. 333-30568)

10.5 2000 Stock Plan (Incorporated by reference to exhibit number 10.26 to Metawave Communications Corporation's registration statement on Form S-1 (File No. 333-30568)

27.1 Financial Data Schedule - (filed only with the electronic submission of Form 10-Q).