Form 10-Q
period 2000-09-30
METAWAVE COMMUNICATIONS CORP
filed 2000-11-14
CIK 1028361

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the Quarterly Period Ended September 30, 2000

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

As of September 30, 2000, there were outstanding 43,201,368 shares of the Registrant's common stock.

                      METAWAVE COMMUNICATIONS CORPORATION

                                   FORM 10-Q

                   For the Quarter Ended September 30, 2000

                                     INDEX

Part I.   Financial Information

     Item 1.   Financial Statements                                         Page
                                                                            ----

               Consolidated Balance Sheets - September 30,
               2000 and December 31, 1999..................................   3

               Consolidated Statements of Operations - Three months ended September 30, 2000 and 1999; Nine months ended September
               30, 2000 and 1999...........................................   4

               Consolidated Statements of Cash Flows - Nine months ended
               September 30, 2000 and 1999.................................   5

               Notes to Consolidated Financial Statements..................   6

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................  10

     Item 3.   Quantitative and Qualitative Disclosure of Market Risk......  15

Part II.  Other Information

     Item 2.   Changes In Securities and Use of Proceeds...................  15

     Item 6.   Exhibits and Reports on Form 8-K............................  16

Signatures.................................................................  18

                        PART I    Financial Information

Item 1.   Financial Statements

                      METAWAVE COMMUNICATIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                           September 30,              December 31,
                                                                               2000                       1999
                                                                        -------------------      ---------------------
                                                                             (Unaudited)
ASSETS
Current assets:
          Cash and cash equivalents                                            $  49,042                  $  20,165
          Accounts receivable, net                                                19,783                     10,127
          Inventories                                                              9,676                      4,149
          Prepaid expenses and other assets                                        3,051                        613
                                                                     -------------------      ---------------------
           Total current assets                                                   81,552                     35,054
Property and equipment, net                                                        6,395                      5,701
Intangibles and goodwill, net                                                     85,972                          -
Other noncurrent assets                                                              202                        191
                                                                     -------------------      ---------------------
           Total assets                                                        $ 174,121                  $  40,946
                                                                     ===================      =====================
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
          Accounts payable                                                        11,685                      3,758
          Accrued liabilities                                                      3,198                      2,493
          Accrued compensation                                                     2,776                      1,511
          Current portion of notes payable                                             8                         75
          Current portion of capital lease obligations                             2,425                      2,692
          Deferred revenues                                                        1,246                      1,766
                                                                     -------------------      ---------------------
           Total current liabilities                                              21,338                     12,295
Notes payable, less current portion                                                   22                          8
Capital lease obligations, less current portion                                    2,003                      2,479
Other long-term liabilities                                                           16                         16
Commitments
Convertible and redeemable preferred stock - issued and
     outstanding shares:  0 and 32,027,203 at September 30, 2000
     and December 31, 1999, respectively, at liquidating value                         -                    143,945
Convertible and redeemable preferred stock warrants                                    -                        157
Stockholder's equity (deficit):
          Preferred stock, $.0001 par value:
               Authorized shares - 10,000,000 and 37,000,000 at
                 September 30, 2000 and December 31, 1999;
               Outstanding shares designated as convertible
                 redeemable preferred stock - 0 and 32,027,203 at
                 September 30, 2000 and December 31, 1999, respectively                -                          -
          Common stock, $.0001 par value :
               Authorized shares - 150,000,000 and 50,000,000;
                 issued and outstanding shares - 43,201,368 and
                 2,390,910 at September 30, 2000 and December 31,
                 1999, respectively                                              321,338                      3,573
          Deferred stock compensation                                            (18,302)                      (906)
          Accumulated other comprehensive income                                     (36)                        19
          Accumulated deficit                                                   (152,258)                  (120,640)
                                                                     -------------------      ---------------------
           Total stockholders' equity (deficit)                                  150,742                   (117,954)
                                                                     -------------------      ---------------------
           Total liabilities and stockholders' equity                          $ 174,121                  $  40,946
                                                                     ===================      =====================


          See accompanying notes to consolidated financial statements.

                      METAWAVE COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (In thousands, except earnings per share and share data)
                                  (Unaudited)

                                                             Three Months Ended                         Nine Months Ended
                                                                  September 30,                             September 30,
                                                           2000                 1999                  2000                1999
                                               ---------------------     ----------------      ----------------    ----------------
Revenues                                                 $    15,140          $     5,725           $    35,833         $    14,112
Cost of revenues                                              10,732                5,768                25,924              14,687
                                               ---------------------     ----------------      ----------------    ----------------
Gross profit (loss)                                            4,408                  (43)                9,909                (575)
Operating expenses:
     Research and development                                  6,314                5,301                19,002              16,344
     Sales and marketing                                       3,371                2,434                 8,247               7,850
     General and administrative                                1,867                1,360                 4,813               4,294
     In-process research and development                      10,400                    -                10,400                   -
     Amortization of intangibles and goodwill                    499                    -                   499                   -
                                               ---------------------     ----------------      ----------------    ----------------
          Total operating expenses                            22,451                9,095                42,961              28,488
                                               ---------------------     ----------------      ----------------    ----------------
Operating loss                                               (18,043)              (9,138)              (33,052)            (29,063)
Other income, net                                                886                  426                 1,897                 784
Interest expense                                                (179)                (133)                 (463)             (4,213)
                                               ---------------------     ----------------      ----------------    ----------------
          Other income (expense), net                            707                  293                 1,434              (3,429)
                                               ---------------------     ----------------      ----------------    ----------------
Net loss                                                 $   (17,336)         $    (8,845)          $   (31,618)        $   (32,492)
                                               =====================     ================      ================    ================
Basic and diluted net loss per share                          $(0.45)              $(3.94)               $(1.41)            $(14.79)
                                               =====================     ================      ================    ================
Weighted average shares used in computation
      of basic and diluted net loss per share             38,330,345            2,245,483            22,420,573           2,197,325
                                               =====================     ================      ================    ================
Pro forma weighted average shares
     outstanding                                          38,330,345           30,218,428            34,875,680          21,778,678
                                               =====================     ================      ================    ================
Pro forma basic and diluted net loss per share                $(0.45)              $(0.29)               $(0.91)             $(1.49)
                                               =====================     ================      ================    ================


          See accompanying notes to consolidated financial statements.

                      METAWAVE COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                     Nine Months Ended September 30,
                                                                                 2000                              1999
                                                                     ---------------------------      ----------------------------
Operating Activities
Net Loss                                                                                $(31,618)                         $(32,492)
Adjustments to reconcile net loss to net cash provided by
     Operating activities:
          Depreciation and amortization                                                    2,766                             2,296
          In-process research and development                                             10,400                                 -
          (Gain)Loss on disposal of assets                                                    (1)                                -
          Stock compensation expense                                                       2,486                               704
          Debt financing amortization                                                          -                             2,321
  Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable                                      (9,656)                           (2,408)
          Decrease (increase) in inventories                                              (5,527)                           (1,603)
          Decrease (increase) in prepaids and other noncurrent assets                     (2,319)                              (87)
          Increase (decrease) in accounts payable,
               accrued liabilities, and other liabilities                                  9,505                            (2,993)
          Increase (decrease) in deferred revenues                                          (520)                               62
                                                                     ---------------------------      ----------------------------
Net cash used in operating activities                                                    (24,484)                          (34,200)

Investing Activities
Acquisition of Adaptive Telecom, Inc.                                                     (2,500)                                -
Purchases of equipment                                                                    (1,081)                           (1,470)
                                                                     ---------------------------      ----------------------------
Net cash used in investing activities                                                     (3,581)                           (1,470)

Financing activities
Net proceeds from issuance of preferred stock                                                  -                            82,507
Net proceeds from issuance of common stock                                                58,880                                 -
Net proceeds from exercise of common stock options                                           444                                85
Payments on notes payable                                                                    (53)                          (31,795)
Principal payments on capital lease obligations                                           (2,274)                           (1,802)
                                                                     ---------------------------      ----------------------------
Net cash provided by financing activities                                                 56,997                            48,995
                                                                     ---------------------------      ----------------------------

Net increase in cash                                                                      28,932                            13,325
Effect of exchange rate changes on cash                                                      (55)                              (24)
Cash and cash equivalents at beginning of period                                          20,165                            10,763
                                                                     ---------------------------      ----------------------------
Cash and cash equivalents at end of period                                             $  49,042                         $  24,064
                                                                     ===========================      ============================

Noncash transactions and supplemental disclosures
Capital lease obligations incurred to purchase assets                                  $   1,531                         $     471
Noncash conversion of preferred stock to common stock                                    143,945                                 -
Noncash conversion of preferred stock warrants to preferred stock                              -                             4,966
Noncash conversion of preferred warrants to common stock warrants                            157                                 -
Noncash issuance of common stock for acquisition                                          93,436                                 -
Noncash issuance of common stock options for acquisition                                   1,022                                 -
Deferred stock compensation                                                               19,882                                 -
Interest paid                                                                                369                             1,822

          See accompanying notes to consolidated financial statements.

                      METAWAVE COMMUNICATIONS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of Business

     Metawave Communications Corporation provides smart antenna systems and embedded solutions to wireless network operators facing capacity constraints in the wireless communications industry. Our SpotLight smart antenna systems consist of antennas that improve the reception and transmission of radio signals dynamically through the use of our proprietary software. We believe that wireless operators can increase overall network capacity, improve or maintain network quality, reduce network operating costs and better manage network infrastructure by implementing our SpotLight systems. As the demand for wireless services continues to grow, we will develop embedded solutions based on our proprietary technologies that address the associated network capacity problems faced by wireless network operators.

     On September 2, 1998, the Company formed Metawave International Communications Corporation ("MICC"), a wholly owned Delaware subsidiary. On October 5, 1998, the Company formed a Hong Kong subsidiary, Metawave Communications (Asia) Limited, which is now owned by Metawave Communications (Cayman Islands). On December 7, 1998, the Company formed Metawave Communications (Cayman Islands), a wholly owned subsidiary of MICC. On April 2, 1999 Metawave Communications (Cayman Islands) formed a Taiwan subsidiary, Metawave Communications Taiwan Co. Ltd.

     In the third quarter of 2000, the Company added subsidiaries in Brazil (Mexico do Brasil Ltda.), China (Metawave Communications (Shanghai) Co., Ltd., and Mexico (Metawave de Mexico, S. de R.L. de C.V. and Metawave Services de Mexico, S. de R.L. de C.V.). All of these subsidiaries are majority owned by MICC, and minority owned by Metawave Cayman, except for Metawave Shanghai which is wholly owned by Metawave Cayman.

2.   Basis of Presentation

     The accompanying consolidated financial statements of Metawave Communications Corporation have been prepared in conformity with United States generally accepted accounting principles for interim financial information and with the instructions for form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included have been condensed or omitted. The financial information at December 31, 1999 is derived from our audited consolidated financial statements. The financial information for the three months and nine months ended September 30, 2000 and 1999 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. We have used estimates in determining certain provisions, including the allowance for doubtful accounts receivable, inventory reserve, useful lives for property and equipment, and warranty accruals. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in our Registration Statement on Form S-1 (File No. 333-48976) dated October 31, 2000 filed with the Securities and Exchange Commission.

     In 1998, we adopted a 52-week fiscal year ending on the Sunday closest to December 31, 1999. The 1999 fiscal year ended on January 2, 2000, with each of the fiscal quarters representing a 13-week period. The third quarter of 2000 ended on October 1, 2000. For convenience of presentation, all fiscal periods in these financial statements are treated as ending on a calendar month end.

3.   Acquisition of Adaptive Telecom, Inc.

     On September 21, 2000, we completed the acquisition of privately held Adaptive Telecom located in Campbell, California. Adaptive Telecom is a developer of 3G compatible, adaptive embedded smart antenna technology. In accordance with the Amended and Restated Agreement and Plan of Merger among Metawave, Malibu Acquisition Corporation and Adaptive Telecom, Adaptive Telecom became a wholly-owned subsidiary of Metawave. The acquisition was accounted for under the purchase method of accounting.

                     METAWAVE COMMUNICATIONS CORPORATION

3.   Acquisition of Adaptive Telecom, Inc.-(continued)

     In connection with the acquisition, we issued 5,361,803 shares of Metawave common stock and 124,377 shares of Metawave common stock options in exchange for all the outstanding capital stock and stock options of Adaptive Telecom. This included 786,336 shares of restricted stock issued to employees, subject to vesting requirements that may be repurchased by Metawave upon termination at a weighted average price of $0.11 per share. The acquisition, including acquisition related costs was valued at $114.3 million. The $10.4 million allocated to in-process research and development was expensed immediately in the quarter ended September 30, 2000. A total of $103.8 million was recorded on our balance sheet for goodwill, other intangible assets and deferred stock compensation. Goodwill and other intangible assets will be amortized over their respective useful lives of between three to five years. Deferred stock compensation will be amortized over the remaining related vesting periods.

     Common stock issued by Metawave was valued at $20.37 per share. The value of options issued was determined by estimating their fair market value using the Black-Scholes option pricing model. A summary of the consideration issued by Metawave and the estimated direct and incremental costs of the acquisition were as follows (in thousands):

           Common stock                                               $ 90,582
           Restricted common stock                                      20,204
           Estimated fair value of stock options                         1,022
           Estimated direct and incremental acquisition costs            2,500
                                                              ----------------
                                                                       114,308
           Less:  amounts attributable to future services
           for unvested Stock options and restricted stock             (17,350)
                                                              ----------------
           Net purchase price                                         $ 96,958
                                                              ================

     Based on the assessment of the fair value of net assets acquired, the purchase price allocated to the acquired assets of Adaptive Telecom as of September 21, 2000 were as follows:

                                                                     Purchase
                                                                       Price             Amortization
                                                                    Allocation               Life
                                                               -------------------    -----------------
                                                                  (In thousands)
Purchase price allocation:
  Tangible net assets acquired...............................           $    87                --
  Intangible net assets acquired:
    In-process research and development......................            10,400            immediate
    Assembled workforce......................................             1,380                 3
    Patents..................................................             5,570                 3
    Goodwill.................................................            79,521                 5
                                                               -------------------
      Total..................................................           $96,958
                                                               ===================

     Tangible net assets acquired included the estimated fair value of cash and cash equivalents, prepaid expenses, and property and equipment. Liabilities assumed principally included accounts payable, accrued compensation, customer deposits and shareholder loans.

     The value allocated to in-process research and development was charged to expense during the quarter ended September 30, 2000. Values assigned to in-process research and development were determined with the assistance of an independent appraiser using a discounted cash flow analysis which considered, among other factors, the state of development of each project, the time and cost needed to complete each project, expected income and associated risks.

     The value allocated to the assembled workforce was attributable to the Adaptive Telecom workforce in place after the acquisition which eliminated the need to hire new replacement employees. The value was determined by estimating the cost involved in assembling a new workforce including costs of salaries, benefits, training and recruiting. The value of the assembled workforce will be amortized on a straight-line basis over three years.

                     METAWAVE COMMUNICATIONS CORPORATION

3.   Acquisition of Adaptive Telecom, Inc.-(continued)

     The acquired patents were developed through years of experience in designing and developing embedded solutions for wireless network operators facing capacity constraints. The value allocated to patents will be amortized on a straight-line basis over the estimated remaining useful lives of three years.

     Goodwill was determined based on the residual difference between the net purchase price and the values assigned to identified tangible and intangible assets. The goodwill will be amortized on a straight-line basis over five years.

     The value allocated to deferred stock compensation of $17,350,000 represented the excess of the fair value over the exercise price for options and unvested restricted stock which had been issued to employees of Adaptive Telecom and were outstanding at September 21, 2000. The value of the deferred compensation will be amortized over the related remaining vesting periods using a graded vesting approach.

     Assuming the acquisition had taken place on January 1, 1999, the unaudited pro forma results of operations for the nine months ended September 30, 2000 and 1999 would have been as follows:

                                                   Nine Months Ended
                                                     September 30,
                                                   2000         1999
                                                 --------     --------
                                                     (In thousands)
              Revenues                           $ 36,531     $ 16,113
              Net loss                           $(37,590)    $(59,193)
              Net loss per share                 $  (1.37)    $  (8.53)

4.   Cash Equivalents

     We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. In accordance with our company policy, we invest in U.S. Government obligations and high quality commercial paper with maturities of less than three months. We account for our marketable securities under the provisions of Statement of Financial Accounting Standards ("SFAS") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholder's equity. As of September 30, 2000 and December 31, 1999, unrealized holding gains and losses were not significant.

5.   Inventories


                                   September 30,           December 31,
                                       2000                   1999
                                ------------------   ----------------------
                                               (In thousands)
Purchased parts                             $6,719                   $2,251
Subassemblies                                1,391                    1,144
Finished goods                               1,566                      754
                                ------------------   ----------------------
                                            $9,676                   $4,149
                                ==================   ======================

     Purchased parts include purchased components and partially assembled units. Subassemblies primarily represent components that are assembled and ready for final configuration pending the detailed requirements for the specific customer. Finished goods are units representing projects-in-process at customer locations.

                     METAWAVE COMMUNICATIONS CORPORATION

6.   Property and Equipment

                                                     September 30,       December 31,
                                                         2000                1999
                                                 ------------------   -------------------
                                                             (In thousands)
Equipment                                                   $12,954               $10,100
Furniture and fixtures                                        1,048                   976
Leasehold improvements                                          910                   910
                                                 ------------------   -------------------
                                                             14,912                11,986

Accumulated depreciation and amortization                    (8,517)               (6,285)
                                                 ------------------   -------------------
                                                            $ 6,395               $ 5,701
                                                 ==================   ===================

     Included in property and equipment are assets acquired under capital lease obligations with an original cost of $10,421,000 and $8,920,000 at September 30, 2000 and December 31, 1999, respectively. Accumulated depreciation on the leased assets was $7,181,000 and $3,749,000 at September 30, 2000 and December 31, 1999, respectively.

7.   Line of Credit Agreement

     We have a credit facility with Imperial Bank. The facility provides for a revolving credit line of $10.0 million to support working capital with a $2.5 million sublimit for issuance of trade-related commercial and standby letters of credit. Outstanding balances on the credit line bear interest at the bank's prime rate (9.5% as of September 30, 2000 and 8.5% as of December 31, 1999), and are secured by our accounts receivable. At December 31, 1999, $2.5 million was outstanding related to the issuance of a standby letter of credit. We are required to comply with certain covenants set forth in the line of credit agreement. We are currently in compliance with these covenants. As of September 30, 2000, we had no balances outstanding on this credit line.

8.   Comprehensive Income

     SFAS No. 130 establishes the standards for reporting and displaying comprehensive income (loss) and its components in the financial statements. As the unrealized gains and losses from marketable securities were insignificant, the other comprehensive income (loss) which we currently report is for foreign currency translation adjustments. Comprehensive loss was $31.7 million and $32.5 million for the nine months ended September 30, 2000 and 1999, respectively.

9.  Net Loss Per Share

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

                                                      Three Months Ended                   Nine Months Ended
                                                         September 30,                        September 30,
                                                    2000              1999               2000               1999
                                              ---------------    --------------     ---------------     --------------
                                                                (In thousands, except per share data)
                                                                            (Unaudited)
Net loss                                              $(17,336)          $(8,845)           $(31,618)          $(32,492)
                                               ===============    ==============     ===============     ==============

Weighted average shares outstanding:
     Common Stock                                       38,330             2,245              22,421              2,197
     Convertible and redeemable preferred stock              -            27,973              12,455             19,582
                                               ---------------    --------------     ---------------     --------------
Pro forma weighted average shares outstanding           38,330            30,218              34,876             21,779
                                               ===============    ==============     ===============     ==============


Basic and diluted net loss per share                  $  (0.45)          $ (3.94)           $  (1.41)          $ (14.79)
                                               ===============    ==============     ===============     ==============


Pro forma net loss per share                          $  (0.45)          $ (0.29)           $  (0.91)          $  (1.49)
                                               ===============    ==============     ===============     ==============


                     METAWAVE COMMUNICATIONS CORPORATION

10.  Segment Disclosures

     We have adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information". We operate in a single segment as a provider of wireless telecommunication equipment and services. SFAS No. 131 also establishes standards for related disclosures about systems and services, geographic areas and major customers. While certain expenses for sales and marketing activities are incurred in various geographical regions, substantially all of our assets are located and the majority of our operating expenses are incurred at our corporate headquarters. The following table sets forth revenues by geographic region for the three months and nine months ended September 30, 2000 and 1999, respectively.

                                 Three Months Ended                    Nine Months Ended
                                    September 30,                         September 30,
                              2000                1999               2000               1999
                      --------------     ---------------     --------------     --------------
                                                     (In thousands)
                                                      (Unaudited)
Revenues:
United States                $11,395              $5,725            $22,239            $14,112
Mexico                         3,381                   -             12,959                  -
Peru                             332                   -                603                  -
Russia                            32                   -                 32                  -
                      --------------     ---------------     --------------     --------------
     Total                   $15,140              $5,725            $35,833            $14,112
                      ==============     ===============     ==============     ==============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the historical financial information and the notes thereto included in this quarterly report on Form 10-Q and "Management's Discussion and Analysis" included in our Registration Statement on Form S-1 (File No. 333-48976), which was previously filed with the Securities and Exchange Commission.

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

     Our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, you should carefully consider various factors that might cause actual results to differ materially from stated expectations. These risks include, among others, that substantially all of our revenues are dependent upon a limited number of wireless network operators; a substantial amount of our revenues is derived from foreign sales; our smart antenna systems and embedded solutions are complex and may have errors or defects that are detected only after deployment in complex network environments; and our ability to raise capital and achieve our expansion plans may

                     METAWAVE COMMUNICATIONS CORPORATION
be adversely impacted by market conditions. These and other risks are described in detail in this Form 10-Q and in our Registration Statement on Form S-1 (File No. 333-48976).

Overview

     We provide smart antenna systems and embedded solutions to wireless network operators facing capacity constraints in the wireless communications industry. From inception in January 1995 through December 31, 1997, our operating activities related primarily to conducting research and development, building market awareness, recruiting management and technical personnel and building an operating infrastructure. Shipment for commercial sale of our initial SpotLight system began late in the fourth quarter of 1997 and we first recognized revenues for the sale of our SpotLight system in the first quarter of 1998. Since the beginning of 1998, our operating activities have been focused on increasing sales, new product development and expanding manufacturing capacity. Since inception, we have incurred significant losses and as of September 30, 2000, had an accumulated deficit of $152.3 million.

     Our revenues are derived primarily from sales of our SpotLight systems, which includes the sale of hardware and the licensing of software, and from related installation and optimization services. We believe that substantially all of our revenues in the near and medium term will be derived from sales of our SpotLight systems. Our sales cycles can be lengthy and the related contracts typically include performance specifications and customer acceptance conditions in connection with the sale of each system to a new customer.

     The emergence of Third Generation (3G) air interface standards will lead wireless infrastructure manufacturers to develop a new generation of equipment. In addition to providing increased voice capacity, this 3G infrastructure will also enhance wireless data transmission rates. This may lead to the proliferation of mobile Internet services. In addition to sales of our Spotlight systems, we intend to offer embedded smart antenna solutions to wireless equipment manufacturers that we believe will enhance wireless voice and data capacity. Although we are currently in discussions with a number of wireless equipment manufacturers, we have not signed any definitive agreements regarding the embedding of our technology in their products.

Acquisition of Adaptive Telecom, Inc.

     On September 21, 2000, we acquired Adaptive Telecom, Inc. by issuing 5,361,803 shares of Metawave common stock and stock options for 124,377 shares of Metawave common stock in exchange for all outstanding capital stock and the assumption of all outstanding options to acquire Adaptive Telecom common stock. This acquisition, valued at $114.3 million, resulted in a charge for in-process research and development of $10.4 million, goodwill of $79.5 million, other intangible assets of $7.0 million, and deferred stock compensation of $17.4 million. The $10.4 million in-process research and development was expensed immediately. Goodwill and other intangible assets have estimated useful lives of between three to five years and will be amortized on a straight-line basis.

     For the years ended December 31, 1998 and 1999, Adaptive Telecom had total revenues of $2.7 million and $3.6 million, respectively. Cost of revenues increased slightly from $2.3 million in 1998 to $2.6 million in 1999 and operating expenses increased from $522,000 to $1.0 million As of December 31, 1998 and 1999 Adaptive Telecom had accumulated losses of $69,000 and $26,000, respectively.

Results of Operations - For the Three Months and Nine Months Ended September 30, 2000 and 1999

Revenues:

     Net revenue for the third quarter of 2000 increased 164.9% to $15.1 million from $5.7 million for the third quarter of 1999. Net revenue for the nine months ended September 30, 2000 increased 153.9% to $35.8 million from $14.1 million for the same period in 1999. The increases in the third quarter of 2000 were primarily due to increased unit sales of our CDMA SpotLight systems. The two largest customers for our company were Verizon Wireless and Grupo Iusacell Celular S.A. de C.V. of Mexico which accounted for 75.2% and 22.3% of our revenues, respectively, in the third quarter of 2000. We sold our systems to six of the seven U.S. regions of Verizon Wireless in the third quarter of 2000. Iusacell operates in four of the nine Mexican regions, and we sold our systems to those four regions, including the most populous region, Mexico City in the third quarter of 2000. International sales of our systems for the three months and nine months ended September 30, 2000 accounted for 24.7% and 37.9%, respectively, of total revenues.

Gross Profit:

     Gross profit for the third quarter of 2000 increased to $4.4 million from a negative gross margin of $43,000 in the third quarter of 1999. For the nine months ended September 30, 2000, gross profit increased to $9.9 million from a negative gross margin of $575,000 for the nine months ended September 30, 1999. These increases were primarily due to (1) decreased product cost due to design changes over the last year, (2) increased overhead absorption due to higher business volumes in the third quarter of 2000, (3) lower material product cost due to purchasing volumes and overall lower component costs and (4) higher margin product mix of CDMA digital products in the year 2000. As a percentage of sales, gross margin was 29.1% in the third quarter of 2000 compared to a breakeven gross margin in the third quarter of 1999. And, as a percentage of sales, gross margin was 27.7% in the nine months of 2000, compared to a negative gross margin of 4.1% in the nine months of 1999. The increased margin percentages are the result of previously discussed margin impacts.

Research and Development:

     Research and development expense was $6.3 million, an increase of 18.9% from $5.3 million for the third quarter in 2000 over the comparable period in 1999. Research and development expense increased 16.6% to $19.0 million from $16.3 million for the nine months ended September 30, 2000 over the same period in 1999. The increase in research and development expense was primarily due to continuing development and testing of our SpotLight 2000 CDMA and our SpotLight GSM systems, and the cost of embedded product development and testing from the Adaptive Telecom acquisition. In addition, we recorded $421,000 for stock compensation expense as a result of the acquisition of Adaptive Telecom. We also recorded $10.4 million for in-process research and development related to the acquisition of Adaptive Telecom as a one-time charge in the third quarter of 2000.

     We are continuing to develop new features and technologies which will be marketed as enhancements to the existing offerings and as new smart antenna products.

Sales and Marketing:

     Sales and marketing expense increased 41.7% to $3.4 million for the three months ended September 30, 2000 from $2.4 million for the same period in 1999. Sales and marketing expense increased 3.8% from $7.9 million to $8.2 million for the nine months ended September 30, 2000 as compared to the same period in 1999. The increase was primarily due to staffing realignments, adjusted sales compensation structure, and additional services to customers in the year 2000.

General and Administrative:

     Our general and administrative expenses consist primarily of salaries and benefits, fees for professional services, deferred compensation, rent and general office expenses. General and administrative expenses for the three months ended September 30, 2000 was $1.9 million, an increase of 35.7% from $1.4 million for the three months ended September 30, 1999. We had an additional $404,000 charge in the third quarter of 2000 for stock compensation expense as a result of the acquisition of Adaptive Telecom. General and administrative expenses for the nine months ended September 30, 2000 and 1999 were $4.8 million and $4.3 million, respectively. The increase is mainly due to expenses related to professional services and stock compensation from the acquisition of Adaptive Telecom.

     We recorded $499,000 in the third quarter of 2000 for the amortization of intangibles and goodwill related to the acquisition of Adaptive Telecom completed on September 21, 2000.

Other Income (Expense), Net:

     Our total other income (expense), net amounted to an income of $707,000 in the three months ended September 30, 2000 compared to $293,000 income in the three months ended September 30, 1999. For the nine months ended September 30, 2000, total other income (expense), net amounted to an income of $1.4 million compared to an expense of $3.4 million for the same period in 1999. The change from expense to income was primarily due to (1) the reduction of interest expense as a result of the repayment of our $29.0 million Senior Secured Bridge Notes, bearing interest at 13.75% with final payment on this note being paid on April 28, 2000 and (2) the receipt of $58.9 million from an initial public offering of 7,187,500 shares of common stock in the second quarter of 2000. All proceeds were invested in high quality short-term investments. We received interest income of $886,000 and $1.9 million for the three and nine months ended September 30, 2000, respectively.

Liquidity and Capital Resources

     For the nine months ended September 30, 2000, we used net cash in operating activities of $24.5 million compared to $34.2 million for the same period in 1999. Our operating activities included major uses of cash to fund our net loss of $31.6 million, increased inventories of $5.5 million, increased accounts receivable of $9.7 million and decreased deferred revenues of $520,000. We partially offset cash uses with increases in accounts payable and accrued liabilities of $9.5 million, and non-cash charges to income of in-process research and development of $10.4 million, depreciation and amortization of $2.8 million, and stock compensation expenses of $2.5 million.

     Our net cash used in investing activities for the nine months ended September 30, 2000 and 1999 were $3.6 million and $1.5 million, respectively. These investing activities were primarily for purchasing of capital and testing equipment, manufacturing facilities and leasehold improvements to support our research and development and manufacturing efforts. We also spent $2.5 million in investment banking, legal, consulting, and audit fees related to our investment in the acquisition of Adaptive Telecom in the third quarter of 2000.

     Our net cash provided by financing activities for the nine months ended September 30, 2000 was $57.0 million compared to $49.0 million in the same period in 1999. In May 2000, we received net proceeds of $58.9 million from the initial public offering of our common stock. For the nine months ended September 30, 1999, we issued Series E preferred stock and received net proceeds of $82.5 million. In April 1999, we repaid $29.0 million in Senior Secured Bridge Notes plus interest of $4.1 million.

     As of September 30, 2000, we had $49.0 million in cash and cash equivalents. We also had a revolving line of credit of $10.0 million with Imperial Bank. Currently there is no balance outstanding on the credit line. In addition, we have a $3.0 million equipment lease arrangement with Transamerica, of which $232,000 remained available as of September 30, 2000. We are in the process of increasing the equipment lease arrangement with Transamerica to $6.0 million. Please see Part II, Item 2 for discussions on Changes in Securities and Use of Proceeds.

Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities, which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. We do not anticipate that the adoption of this new standard will have a material effect on earnings or the financial position of Metawave, but continues to evaluate the impact of SFAS No. 133.

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

Factors Affecting Our Business Prospects and Operating Results

     In addition to other information provided in this report, investors evaluating our company should carefully consider the following risk factors as well as the risk factors included in our Registration Statements on Form S-1 (File Nos. 333-30568 and 333-48976) filed with the Securities and Exchange Commission. These risks may impair our business prospects, operating results, and the market price of our stock.

Limited Operating History

     We have a limited operating history which makes it difficult for you to evaluate our business and your investment. We were incorporated in 1995 and were in the development stage until late 1997, when we commenced shipment for commercial sale of our first SpotLight smart antenna system. We therefore have a limited operating history upon which an investor may evaluate our operations and future prospects. The revenue and profit potential of our business is unproven and our limited operating history makes our future operating results difficult to predict, because the market for smart antenna systems and embedded solutions is so new and wireless technologies change so rapidly. Because our smart antenna systems and embedded solutions were introduced relatively recently, we are unable to predict with any degree of certainty whether our smart antenna systems will achieve widespread market acceptance. In view of our limited operating history, an investment in our common stock must be considered in light of the risks and uncertainties that may be encountered by early stage companies in the wireless communications equipment market. In addition, period-to-period comparisons of operating results may not be meaningful and operating results from prior periods may not be indicative of future performance.

Concentration of Customers

     We depend on a limited number of wireless network operators for substantially all of our revenues, so the loss of a customer or a delay in an order from a customer could impair our operating results. Due to the highly concentrated nature of the wireless industry and industry consolidation, we believe that the number of potential customers for future systems will be limited. Six customers have accounted for substantially all of our system sales to date. The U.S. wireless operations of three of our customers, Vodaphone-AirTouch, Bell Atlantic and GTE combined their wireless business operations into an entity named Verizon Wireless in the second quarter of 2000. Bell Atlantic owns 47.2% of Iusacell. Effective April 1, 2000, ALLTEL acquired Southwestco Wireless d.b.a. CellularOne properties that are located in Arizona and New Mexico. Failure by us to capture a significant percentage of the wireless network operators as customers could cause our operating results to be significantly less than anticipated and lead to a decline in our stock price. Moreover, due to this customer concentration, any loss or reduced demand from our customer could cause our sales to fall significantly.

Complex and Lengthy Sales Cycle

     Because our contracts with new customers are subject to satisfying performance criteria, the timing of purchases is difficult to predict, and as a result, our revenue is unpredictable. We believe that the purchase of our SpotLight systems and embedded solutions is typically a strategic decision that requires approval at senior levels of customers' organizations, significant technical evaluation and a substantial commitment of customers' personnel, financial and other resources. Our contracts with new customers typically contain conditional acceptance provisions for the initial system sales, and we delay recognition of revenue until all conditions are satisfied, which causes our sales cycle to last up to 18 months and to vary substantially from customer to customer. This variability makes predicting our revenues difficult. Typically, performance of our systems must be accepted in an initial cell site or cluster of cell sites in a field trial prior to completing any additional sales to a particular wireless network operator. This makes the sales process associated with the purchase of our systems complex, lengthy and subject to a number of significant risks. We may incur substantial expenses and expend significant management and personnel resources in the process of a field trial. If we do not satisfy conditions in these contracts or if satisfaction of these conditions were delayed for any reason, revenues in any particular period could fall significantly below our expectations.

Uncertainties Related to Market Acceptance

     We believe that substantially all of our revenues in the foreseeable future will be derived from sales of our SpotLight systems. If our SpotLight systems fail to achieve broad market acceptance among our customers and potential customers, our revenues could fall below our and analysts' expectations which could cause our stock price to decline. In light of the relatively recent introduction of our SpotLight systems, in particular our SpotLight GSM system which is currently in field trials in China, Taiwan and Australia, and the rapidly evolving nature of the wireless communications industry, we cannot predict with any degree of assurance whether our current or future smart antenna systems will achieve broad market acceptance. We have not yet completed any commercial sales of our SpotLight GSM system. We must demonstrate that our systems and embedded solutions provide a cost-effective spectrum management solution that expands wireless network operators' capacity within each operator's unique network configuration and specifications. If our smart antenna systems do not achieve widespread acceptance with wireless network operators, we will be unable to increase our revenues as expected.

     In addition, we may not be able to secure any agreements with manufacturers to integrate our technology in their base station products. We intend to develop partnerships with existing and emerging wireless equipment manufacturers to integrate our technology in their next generation base station equipment. Although we are currently in discussions with several equipment manufacturers, we have not signed any definitive agreements to sell or license our embedded technology for use in their products and we have only completed one field trial of our embedded smart antenna solutions. Failure of our embedded smart antenna solutions either to successfully integrate with next generation base station equipment or to significantly enhance wireless voice and data capacity could significantly reduce demand for these solutions. Given the rapidly evolving nature of the wireless communications industry, we cannot predict whether our embedded smart antenna solutions will achieve broad market acceptance. Our future growth is dependent in part upon the acceptance and success of our embedded smart antenna solutions. If our embedded smart antenna solutions do not achieve widespread acceptance with wireless network operators, our prospects for future growth will be adversely affected.

Risks Related to Limited Number of Suppliers

     Our reliance on a limited number of suppliers for our smart antenna systems and embedded solutions could impair our ability to manufacture and deliver our systems on a timely basis. Some parts and components used in our smart antenna systems and embedded solutions are presently available only from sole sources including linear power amplifiers supplied by Powerwave Technologies, Inc. and integrated duplexer low-noise amplifiers supplied by Filtronics Comtek, Ltd. Some other parts and components used in our systems are available from a limited number of sources. Our reliance on these sole or limited source suppliers involves certain risks and uncertainties, including the possibility of a shortage or the discontinuation of certain key components. Any reduced availability of these parts or components when required could materially impair our ability to manufacture and deliver our systems on a timely basis and result in the cancellation of orders, which could significantly harm our business and operating results.

International Market Risks

     Our substantial sales of our SpotLight systems and embedded solutions in international markets subject us to various risks and costs which may harm our business. We anticipate that international sales of our SpotLight systems and embedded solutions in Asia, Latin America and other international markets will continue to account for a significant portion of our revenues for the foreseeable future. Risks and associated costs inherent in our international business activities include:

     . difficulties obtaining foreign regulatory approval for our smart antenna systems and embedded solutions;
     . unexpected changes in regulatory requirements relating to the telecommunications industry;
     .  greater difficulties collecting delinquent or unpaid accounts;
     .  lack of suitable export financing for our SpotLight systems;
     . dependence upon independent sales representatives and other indirect channels of distribution of our SpotLight systems and embedded solutions;
     . political and economic instability in the regions where we sell our SpotLight systems and embedded solutions;
     . enforceability of contracts with foreign customers and distributors governed by foreign laws; and
     . lack of experienced technical personnel familiar with our products in foreign markets.

The Integration of Adaptive Telecom into Our Operation May Be Unsuccessful

     Our acquisition of Adaptive Telecom could adversely affect combined financial results. If the benefits of the merger of Adaptive Telecom into our company do not exceed the costs associated with the merger, including any dilution to our stockholders resulting from the issuance of shares in connection with the merger, our financial results, including earnings per share, could be adversely affected. In addition, we have recorded goodwill and intangible assets of approximately $86.5 million in connection with the merger, which will be amortized over a period of between three to five years and we have recorded deferred stock compensation of approximately $17.4 million in connection with the merger which will be amortized over the remaining vesting periods of related stock options and restricted stock of up to four years.

     The market price of our common stock may also decline as a result of the merger of Adaptive Telecom if:

     .  the integration of our company and Adaptive Telecom is unsuccessful;

     . we do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts or investors; or

     . the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts or investors.

     In addition, the market price of our common stock could also decline as a result of factors related to the merger which may currently be unforeseen. A decline in the market price of our common stock could materially and adversely affect our operating results.

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

                         PART II.    Other Information

Item. 2   Changes in Securities and Use of Proceeds

(c)(d) On September 21, 2000, we completed the acquisition of Adaptive Telecom and issued 5,361,803 shares of unregistered Metawave common stock and 124,377 shares of unregistered Metawave common stock options in exchange for all the outstanding capital stock and stock options of Adaptive Telecom. We did not receive any proceeds from this issuance. All proceeds in the form of Metawave common stock and stock options were received by the selling stockholders of Adaptive Telecom. In connection with the acquisition, we paid approximately $2.5 million in acquisition related transaction costs. The issuance of these securities were deemed to be exempt from registration under the Securities Act in accordance with Section 4(2) of the Securities Act and Rule 701 of the Securities Act, respectively as transactions by an issuer not involving any public offering. In addition, in the third quarter ended September 30, 2000, we issued 14,606 shares of registered common stock to employees pursuant to the exercise of stock options under our 1995, 1998, and 2000 Stock Option Plans. These options were exercised at a weighted average price of $3.60 per share.

(f)       Use of Proceeds from Sale of Registered Securities

     In the second quarter of 2000, we completed an initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-30568) as filed with the Securities Exchange Commission on April 25, 2000. A total of 7,187,500 shares of our common stock offered in our prospectus were sold at $9.00 per share. Merrill Lynch and Co., Salomon Smith Barney and U.S. Bancorp Piper Jaffray were the managing underwriters for the offering. The aggregate gross proceeds from the sale were $64.7 million. In connection with our initial public offering, we paid $4.5 million for the underwriters' discounts and an aggregate amount of $1.3 million for the Nasdaq National Market listing fee, printing and engraving, legal, accounting, travel and other related expenses. Net proceeds from the offering amounted to $58.9 million and are invested in high quality short-term investments. As of September 30, 2000, we used approximately $2.5 million for acquisition related expenses and $7.4 million for working capital expenditures and equipment purchases.

     We anticipate an increase in our capital expenditures and lease commitments, consistent with our projected growth in operations, infrastructure and personnel. We expect to use approximately $2.8 million of the proceeds to fund the expansion of our manufacturing facilities. In addition, we plan to use approximately $22.6 million in 2000 to fund research and development activities.

Item. 6   Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit Number

   2.1* Amended and Restated Agreement and Plan of Merger between the Registrant and Adaptive Telecom, Inc. dated as of September 20, 2000.

   3.1**        Certificate of Incorporation of the Registrant.

   3.2**        Bylaws of the Registrant.

   3.3** Seventh Amended and Restated Certificate of Incorporation of the Registrant.

   4.1**        Form of Stock Certificate.

  10.21***+     Amendment No.1 to Supply Agreement between the Registrant and
                Grupo IUSACELL S.A.

  10.22*** Registration Rights Agreement dated September 22, 2000 by and between the Registrant and the Shareholders of Adaptive Telecom, Inc.

  10.23***      Adaptive Telecom, Inc. 1997 Stock Plan.

  23.2***       Consent of Counsel.

  24.1***       Power of Attorney.

  27.1 Financial Data Schedule - (filed only with the electronic submission of Form 10-Q)

------------
* Previously filed as an exhibit to the Form 8-K filed with the Commission by the Registrant on October 5, 2000, and incorporated herein by reference.

** Previously filed as an exhibit to Registrant's registration statement on Form S-1, File No. 333-30568, originally filed with the Commission on February 17, 2000, as subsequently amended, and incorporated herein by reference.

*** Previously filed as an exhibit to Registrant's registration statement on Form S-1, File No. 333-48976, filed with the Commission on October 31, 2000 and incorporated herein by reference.

+ Certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.

     (b)  Reports on Form 8-K

     1. Report on Form 8-K as filed on October 5, 2000 announcing the acquisition of Adaptive Telecom, Inc.

     2. Report on Form 8-K/A as filed on November 3, 2000 providing the required historical audited financial statements of Adaptive Telecom, Inc. as well as the unaudited pro forma financial information of Adaptive Telecom, Inc.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                METAWAVE COMMUNICATIONS CORPORATION

Date:  November 14, 2000        By: /s/ Stuart W. Fuhlendorf
                                    Stuart W. Fuhlendorf
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit Number

   2.1* Amended and Restated Agreement and Plan of Merger between the Registrant and Adaptive Telecom, Inc. dated as of September 20, 2000.

   3.1**        Certificate of Incorporation of the Registrant.

   3.2**        Bylaws of the Registrant.

   3.3** Seventh Amended and Restated Certificate of Incorporation of the Registrant.

   4.1**        Form of Stock Certificate.

  10.21***+     Amendment No.1 to Supply Agreement between the Registrant and
                Grupo IUSACELL S.A.

  10.22*** Registration Rights Agreement dated September 22, 2000 by and between the Registrant and the Shareholders of Adaptive Telecom, Inc.

  10.23***      Adaptive Telecom, Inc. 1997 Stock Plan.

  23.2***       Consent of Counsel.

  24.1***       Power of Attorney.

  27.1 Financial Data Schedule - (filed only with the electronic submission of Form 10-Q)

------------
* Previously filed as an exhibit to the Form 8-K filed with the Commission by the Registrant on October 5, 2000, and incorporated herein by reference.

** Previously filed as an exhibit to Registrant's registration statement on Form S-1, File No. 333-30568, originally filed with the Commission on February 17, 2000, as subsequently amended, and incorporated herein by reference.

*** Previously filed as an exhibit to Registrant's registration statement on Form S-1, File No. 333-48976, filed with the Commission on October 31, 2000 and incorporated herein by reference.

+ Certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.