Form 10-K
period 2000-12-31
METAWAVE COMMUNICATIONS CORP
filed 2001-03-30
CIK 1028361

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ---------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended December 31, 2000 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from         to

                        Commission file number 0-24673

                               ---------------

                      METAWAVE COMMUNICATIONS CORPORATION
            (Exact name of registrant as specified in its charter)

            Delaware                                  91-1673152
  (State or other jurisdiction                      (IRS Employer
of incorporation or organization)                Identification No.)

                    10735 Willows Road NE Redmond, WA 98052
         (Address of principal executive offices, including zip code)

                                (425) 702-5600
             (Registrant's telephone number, including area code)

                               ---------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, Par Value $0.0001
                               (Title of Class)

                               ---------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2001 was approximately $167,544,344 based upon the closing price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of shares outstanding of the registrant's Common Stock outstanding as of March 15, 2001 was 43,736,796.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive proxy statement for its annual meeting of stockholders on June 21, 2001, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year, are incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      METAWAVE COMMUNICATIONS CORPORATION

                                     INDEX

                                                                      Page No.
                                                                      --------
                                    PART I

 ITEM 1.  BUSINESS..................................................      1

 ITEM 2.  PROPERTIES................................................     10

 ITEM 3.  LEGAL PROCEEDINGS.........................................     10

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......     10
                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS......................................     11

 ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA......................     12

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS......................     13

 ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET
           RISK.....................................................     25

 ITEM 8.  FINANCIAL STATEMENTS......................................     25

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE......................     47

                             PART III AND PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.................................................     47

                                    PART I

ITEM 1. BUSINESS

  In addition to historical information, the following discussion of the Company's business (as well as the letter to stockholders from the Company's chairman and chief executive officer sent to stockholders with this Annual Report on Form 10-K) contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-K entitled "Competition", "Intellectual Property", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. Metawave Communications Corporation (the "Company" or "Metawave") undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2001.

Overview

  Metawave Communications Corporation provides smart antenna systems and embedded solutions to wireless network operators and base station manufacturers facing capacity constraints in the wireless communications industry. We believe that our SpotLight systems enable wireless network operators to increase overall network capacity, improve or maintain network quality, reduce network operating costs and better manage their network infrastructure. We develop proprietary hardware and software solutions that we believe will allow base station manufacturers significant performance and time to market benefits.

  Our SpotLight systems can reduce the need for more costly infrastructure upgrades and additional cell site deployments, allowing wireless network operators to more cost-effectively keep pace with subscriber growth and increased demand for digital services. Our technology is designed to be implemented in a variety of market segments in the wireless communications industry and currently supports CDMA, GSM and analog standards. Our customers include Verizon Wireless, ALLTEL, Grupo Iusacell Celular S.A. de C.V. of Mexico, and Telefonica Servicios Moviles S.A.C. of Peru. We also sell to distributors such as Hitron Technology, Inc. in Taiwan and Shanghai Bell Company Limited of China who supply our systems to wireless network operators in Asia. As of December 31, 2000, we had sold an aggregate of 316 SpotLight systems worldwide. In addition, we have entered into an agreement with Samsung Electronics Co., Ltd. to license our embedded smart antenna technology for use in certain of their base stations.

  Metawave was originally incorporated in the state of Washington in January 1995 and reincorporated in the state of Delaware in July 1995 and has its headquarters in Redmond, Washington, with offices in California, New Jersey, Texas, Mexico City, Mexico, Sao Paulo, Brazil, Shanghai, China and Taipei, Taiwan.

Industry Background

  Markets for Our Products. In wireless communications networks, there are several wireless standards that use different technologies to process calls and divide allocated spectrum. These wireless standards fall into two broad categories, analog and digital. Advanced Mobile Phone System, or AMPS, is the leading analog standard. Digital standards are further subdivided into two general schemes, time division and code division. Time Division Multiple Access, or TDMA, and Global Systems for Mobile Communications, or GSM, are the leading time division standards and Code Division Multiple Access, or CDMA, is the leading code division standard.

  The terms cellular and PCS are often used interchangeably by the popular press when discussing wireless communications networks. However, within the wireless industry the distinction between the two is important. Cellular describes networks operating in the 800 MHz and 900 MHz frequency bands, using both analog and digital standards. Analog, CDMA, GSM and TDMA are the most widely deployed cellular standards across the globe. PCS typically describes networks operating in the 1800 MHz and 1900 MHz frequency bands. CDMA, GSM and TDMA are the most widely deployed PCS standards.

  The TDMA, CDMA and GSM markets consist of wireless network operators at both cellular and PCS frequencies. We believe that approximately half of the cellular networks in North America have adopted CDMA as their digital technology. Wireless network operators are overlaying CDMA networks on top of existing analog networks thereby allocating spectrum between CDMA and analog. We also believe that CDMA is the most widely deployed PCS digital technology in North America. The CDMA Development Group estimated there were 80 million CDMA subscribers worldwide at year end 2000, with approximately 98% of them in North America, Latin America and Asia. According to the GSM Association, GSM is the most widely deployed digital standard worldwide and has been deployed in 165 countries, with more than 250 million subscribers, predominantly in Europe and Asia, at year end 2000.

  Third Generation Standards. Over the next several years, wireless network operators will begin to migrate their systems to next generation air interface standards, which include cdma2000, WCDMA, GPRS, and EDGE. We intend to develop hardware and software solutions that will be embedded in wireless infrastructure base station products and will further enhance the spectral efficiency of the new air interface standards.

  Growth in Wireless Usage. The demand for wireless communications services has grown significantly in recent years. This increase in usage has been driven by an increased number of subscribers, lower prices due to multiple wireless network operators competing in most U.S. markets, competitive pricing strategies, such as discounting and fixed rate plans and expanded availability of existing services. The emergence of new data and Internet-oriented wireless services and devices such as mobile phones, palm computers and laptop computers with wireless modems is expected to contribute to future increases in subscriber usage.

  Expanded Availability of Existing Services and Strain on Wireless Network Capacity. Due to the high initial fixed costs involved, early wireless deployments were limited to urban centers and major traffic corridors. However, to meet increased demands for ubiquitous wireless services, wireless network operators accelerated the buildout and upgrade of their networks. This increased coverage has enabled these wireless network operators to reach new subscribers and provide a higher level of service to existing subscribers.

  However, this increased subscriber usage and the demand for ubiquitous wireless access and the mobile delivery of Internet-based services and devices place a significant strain on wireless network operators given the fixed amount of radio frequency spectrum available. Wireless spectrum is allocated to individual wireless network operators in fixed amounts by governments in the U.S. and foreign markets. The fundamental challenge for wireless network operators is to increase capacity, while maintaining signal quality, within a fixed amount of wireless bandwidth. Wireless network operators generally have used two alternatives to address capacity problems: building additional cell sites or deploying more efficient digital technologies.

  Additional cell sites. Operators of wireless networks often address capacity problems by building new cell sites. This alternative has three major disadvantages. First, we believe the cost of constructing a new standard 800 MHz CDMA cell site, including land, building and equipment, can be approximately $500,000. Second, building cell sites closer together increases signal interference in the network, which can reduce capacity and call quality, exacerbating the very problems that the additional cell sites were built to resolve. Third, wireless network operators face significant community resistance arising from environmental and zoning concerns and objections to the appearance of additional cell site towers. In addition, cells are most often divided into three sectors. Because of imbalanced traffic, one sector is often utilized to its maximum capacity, while the neighboring sectors have unused or excess capacity. When a sector's capacity is fully utilized, new calls cannot be originated within the sector without negatively affecting network performance despite call servicing capability remaining unused in adjacent sectors. In addition, subscriber calls cannot be transferred into the overloaded sector when moving from an adjacent cell or sector. This results in either calls being blocked or calls being terminated. Consequently, adding more cell sites is often not a cost-effective method of increasing call efficiency.

  More efficient digital technologies. In addition to building more cell sites, wireless network operators have deployed more spectrum-efficient digital technologies such as CDMA, GSM and TDMA to increase capacity. These digital technologies offer many improvements to wireless network operators and their customers, including more cost-effective infrastructure, smaller phones with improved battery life and value-added features, such as the capability to support data services. Despite the improvement offered by digital technologies, wireless network operators continue to find that portions of their networks still face capacity limitations. For instance, CDMA lacks the ability to efficiently add incremental capacity in localized heavy traffic areas of a network. Consequently, wireless network operators must either deploy new cells, or dedicate more spectrum to CDMA in significant portions of their network to resolve isolated capacity constraints. In GSM networks, the capacity is limited by interference between cell sites within the network. This interference prevents GSM network operators from adding additional capacity to the network by building new cell sites.

The Metawave Solution

  We provide smart antenna systems to wireless network operators and embedded solutions to base station manufacturers allowing them to reduce the need to build and maintain costly new cell sites, while improving or maintaining overall network performance. Our SpotLight systems enable wireless network operators to reduce network operating costs and better manage their network infrastructure.

  SpotLight 2200 Platform. Our SpotLight smart antenna system was initially designed for use in analog networks and was first shipped for commercial sale in November 1997. In March 2001, Metawave introduced SpotLight 2200, the next evolution of its SpotLight 2000 CDMA product. SpotLight 2200 includes Metawave's new dual-band antenna option, which allows operators to share a single antenna array for 800 MHz cellular and 1900 MHz PCS services. SpotLight 2200 has been developed by us to be compatible with and connect to Lucent Series II and ModCell base stations, Motorola HDII, SC2400, SC4812 and SC9600 base stations, and Nortel Metrocell 800 MHz CDMA base stations.

  Our proprietary SpotLight 2200 systems increase CDMA network performance by efficiently distributing existing network resources to better match subscriber usage and balance the traffic load within a cell, reducing the problem of having one sector overloaded while the other sectors are underutilized. As traffic varies throughout the day, our SpotLight system can accommodate these variations and balance the traffic accordingly. This load balancing increases network efficiency and capacity. Based on customer data, current versions of our SpotLight 2200 system increased CDMA cell site capacity from 30% to 50% in three sector cell sites and up to 80% in six sector cell sites, depending on network configuration.

  The SpotLight 2200 system can be deployed in three different configurations depending on customer network requirements. The CDMA-only configuration uses our SpotLight system to support only the CDMA interface. The second available configuration is CDMA with Analog Pass Through, or CDMA/APT. This system provides capacity benefits to the CDMA interface while "passing" the analog signals through our SpotLight system without changing the analog network. The CDMA/APT system allows the service provider to support both CDMA and analog networks with a single antenna and set of power amplifiers. The third system configuration is the dual band system which provides capacity improvements to both the CDMA and analog wireless standards, configuring and optimizing each wireless standard separately, while using only a single set of antennas.

  Our SpotLight 2200 system can be administered and monitored locally or remotely through our Windows-based software application called SiteSculptor. SiteSculptor allows real time monitoring of system performance through graphical displays. Further, we offer networked access to our SpotLight 2200 system with our SiteNet network application. SiteNet utilizes our SiteSculptor software package to provide a means for remote SpotLight configuration and centralized collection of performance statistics in analog and CDMA networks.

  SpotLight for GSM. Our SpotLight GSM system is designed to increase GSM network capacity and performance and provide wireless network operators with better signal reception by reducing cell site and network interference levels using a beam-switching technology. Currently, the capacity of dense urban GSM networks is limited by interference between cell sites within the network. This interference prevents wireless network operators from adding additional capacity to the network.

  Our SpotLight system segments the normal three sector coverage area into twelve narrow beam patterns. Our SpotLight GSM system tracks the location of each subscriber within the sector coverage area and then assigns a single narrow beam to them. As the subscriber moves through the sector coverage area, our SpotLight GSM system continues to track the position of the subscriber and switches the correct narrow beam to them. Thus, the interference received by and transmitted from the host cell site can be significantly reduced, allowing the wireless network operator to increase capacity while maintaining signal quality.

  Our SpotLight GSM system is designed to be compatible with most existing 900 MHz GSM base station equipment. We intend to develop systems to be compatible with 1800 MHz base station equipment. Our SpotLight GSM system can be configured to support one, two or three sectors within the cell site, allowing the wireless network operator to use our SpotLight GSM system to reduce interference only in the capacity limited sectors.

  Embedded Smart Antenna Solutions. As a result of our acquisition of Adaptive Telecom, Inc. in September 2000, we have been able to develop embedded adaptive array solutions which have been field tested to demonstrate CDMA (IS-
95) system performance enhancements. The same methods can be applied to cdma2000 and WCDMA. Our embedded solutions increase network capacity by utilizing fully adaptive beam forming techniques that track individual mobile subscribers, and hence reduce interference from surrounding mobile users and base stations. A significant capacity increase has been demonstrated in field experiments in an actual operating cellular environment. Our embedded solutions will be compatible with the third generation wireless infrastructure. In February 2001, we entered into an agreement with Samsung to jointly develop a commercial base station that will incorporate our embedded smart antenna technology.

  Compatibility with Standards and Equipment. Our SpotLight systems are designed to be compatible with CDMA and GSM wireless standards and currently installed cell site equipment thereby preserving the wireless network operators' existing investment in equipment and technology. Our smart antenna systems have been developed by us to be compatible with the Motorola, Lucent and Nortel 800 MHz CDMA base stations, which we believe represent substantially all of the 800 MHz CDMA base stations deployed in North America. Our GSM base stations are compatible with all current GSM standard enhancements including base-band and synthesized frequency hopping, dynamic power control (DPC), discontinuous transmission (DTX), slow dedicated control channel (SDCCH), General Packet Radio Service (GPRS) and HighSpeed Circuit Switched Data (HSCSD).

Strategy

  Our objective is to provide smart antenna systems to the worldwide wireless communications market. Key elements of our strategy include:

  Deliver Solutions to Capacity Constrained Wireless Network Operators. We will continue to focus on developing solutions to increase capacity for those wireless network operators facing capacity constraints.

  Further Penetrate Existing CDMA Customers. We believe that the 800 MHz CDMA market will continue to represent a significant opportunity for us. Over the last two years we have sold SpotLight 2000 systems to the three largest 800 MHz CDMA wireless network operators in North America, as measured by subscriber market share data provided by the Radio Communications Review. We intend to leverage the performance and service of our existing system deployments to expand our presence and penetration within these wireless network operators.

  Target Additional Strategic Customers. We intend to target additional markets by expanding our installation, sales and service capabilities in the regions served by large multi-system 800 MHz CDMA and 900 MHz GSM wireless network operators.

  Integrate our technology into the next generation wireless infrastructure. We intend to use our leadership in adaptive array technology to develop embedded hardware and software solutions for manufacturers of wireless infrastructure equipment.

Core Technology

  We believe that one of our key competitive advantages is our investment and expertise in the core technologies that enable efficient spectrum management of wireless networks. Spectrum management encompasses a number of technical components, including advanced antenna concepts, radiowave propagation models, network performance monitoring tools, wireless standards knowledge and communications systems hardware implementations. These core competencies, when applied in combination, allow wireless network operators to optimize capacity, coverage and quality across their networks. We have developed, and continue to expand upon, the following fundamental technical elements:

  Phased-Array Antenna Systems. We have developed phased-array antenna systems that provide compact beam-forming within a single structure. The basic implementations are wireless standard independent, and can therefore be applied to many wireless environments, including cellular, PCS, enhanced specialized mobile radio, two-way paging, multi-channel multipoint distribution service, or MMDS, other broadband wireless markets, and emerging satellite-based wireless services. We continue to develop and focus on improving the functionality and quality of our antenna systems as well as reducing the costs and time associated with manufacturing and deploying our antennas in the field.

  Multibeam Hardware Architectures. We have developed cost-effective hardware implementations of the complex circuitry necessary to support the operation of multibeam systems on high-traffic cell sites. This hardware architecture can be applied across GSM, TDMA, CDMA and analog standards and allows us to further enhance and optimize the performance for each standard.

  Real Time Network Control Algorithms. We have developed algorithms to control beam switching hardware in real world radio environments. In addition, we have developed expertise in the optimization of wireless network performance for CDMA, GSM and analog wireless standards. This expertise allows network control algorithms to be customized based on the specific wireless standard and network deployment scenario. We have also developed internal software tools for performance modeling wireless networks, allowing us to further customize systems for wireless network operators based on their specific needs.

  Adjustable beam forming techniques. We design and build antenna systems with a broad range of standard and custom beam types and shapes using adaptive beam-forming technology. Adaptive beam-forming systems can monitor traffic loading and interference levels and then respond by implementing changes designed to equalize traffic loads and reduce interference. Additionally, our fully adaptive beam forming allows each individual subscriber to be continuously followed and serviced by high gain antenna beams. The result is significant improvement in interference rejection and therefore, system capacity increase. Moreover, the technical ability to track and locate subscribers may enable location-based services.

Research and Development

  Our success depends on a number of factors, which include our ability to identify and respond to emerging technological trends in our target markets, develop and maintain competitive systems, enhance our existing systems by adding features and functionality that differentiate them from our direct and indirect competitors and bring systems to market on a timely basis and at competitive prices. As a result, we have made, and we intend to continue to make, significant investments in research and product development. Our research and development expenses amounted to $28.4 million in 2000. Our research and development expenses were $22.8 million in 1999, and $18.5 million in 1998. As of December 31, 2000, we had 130 employees engaged in research and product development, and we continue to recruit additional skilled personnel to enhance our research and development department.

  Our development efforts in the near term will be focused on using our technology to develop capacity solutions to the existing and emerging wireless communications markets. Our core technology can be used to address capacity and performance issues in many large wireless networks. Principal areas of focus include the following: integrating our technology into wireless base station equipment; developing optimal solutions for mobile voice and data service; and developing smart antenna systems for use by wireless network operators at 1800 MHz and 1900 MHz PCS spectrum.

Customers

  Our customers for Spotlight systems are wireless network operators worldwide who face network capacity constraints. As of December 31, 2000, we had sold 316 SpotLight systems. These sales have been to customers located in the United States, Mexico, Russia, Peru, Paraguay, China and Taiwan.

  We have master supply agreements with the three largest 800 MHz CDMA wireless network operators in North America, as measured by subscriber market share. These customers are Verizon Wireless, ALLTEL and Grupo Iusacell Celular S.A. de C.V. of Mexico. We have also sold systems to Millicom-St. Petersburg Telecom and Millicom-Telefonica Celular.

  We completed our field trials in Asia in the fourth quarter of 2000 and recognized revenues from our first commercial sales of GSM SpotLight systems to our distributors in Asia, Shanghai Bell Company, Ltd. and Great Regional International, Ltd. in China and Hitron Technology, Inc. in Taiwan. Our potential customers for embedded solutions are existing and emerging wireless infrastructure manufacturers. In August 2000, we announced a field trial of a PCS version of our SpotLight 2000 CDMA smart antenna system to be undertaken jointly with a major PCS service provider in a large urban market. This trial was completed during the first quarter of 2001. Based on results from that trial, we are now working on commercializing a SpotLight system with a PCS interface. In February 2001, we entered into an agreement with Samsung to jointly develop a commercial base station that will incorporate our embedded smart antenna technology.

  During the twelve months ended December 31, 2000, sales to Verizon and Grupo Iusacell Celular S.A. de C.V. of Mexico accounted for 60.2% and 33.4% of revenues, respectively. During the twelve months ended December 31, 1999, sales to ALLTEL, Grupo Iusacell Celular S.A. de C.V. of Mexico and Southwestco accounted for 44.8%, 26.0% and 20.9% of revenues, respectively. During the twelve months ended December 31, 1998, sales to ALLTEL, Millicom-St. Petersburg Telecom, GTE (now part of Verizon) and Telefonica Servicios Moviles S.A. accounted for 61.8%, 13.4%, 13.4% and 10.1% of revenues, respectively.

  International sales of our systems accounted for 36.6% of revenues for the fiscal year ended December 31, 2000 and 26.0% and 23.5% of revenues for the fiscal years ended December 31, 1999 and 1998, respectively. We expect sales to foreign customers, such as Grupo Iusacell Celular S.A. de C.V. of Mexico and others to continue to account for a significant proportion of our revenues in fiscal year 2001.

  As of December 31, 2000, our backlog of orders was approximately $11.3 million, compared to a backlog of $12.8 million on December 31, 1999. We only include in backlog customer commitments that are scheduled to be shipped in the next six months. System orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for internal scheduling of production resources, backlog as of any particular date may not be a reliable measure of sales for any future period.

Sales, Marketing and Customer Support

  We sell our smart antenna systems in the United States through a direct sales force supported by systems engineers. Our international sales and marketing efforts are conducted through distributors, our direct sales force and agents. Sales personnel are assigned on a customer account basis and are responsible for generating system sales, providing system and customer support and soliciting customer feedback for system development. We have entered into non-exclusive distribution agreements covering territories in Asia. In addition, sales personnel receive support from our marketing communications organization which is responsible for the branding and marketing of our products and services.

  Our sales and marketing efforts are primarily focused on establishing and developing long-term relationships with potential customers. A relationship with a new customer typically begins with a field trial or conditional sale in a particular market of a customer. These are designed to satisfy performance conditions prior to the completion of the sale. We generally only have one field trial or conditional sale per customer and the results of the field trial or conditional performance period must be approved at the senior level of our customers' management. Consequently, the sales process associated with the initial purchase of our systems is typically complex and lengthy, lasting in some cases up to 18 months. However, once the system successfully meets the applicable performance criteria, we typically negotiate and enter into corporate-wide master supply agreements. After this agreement is in place, purchasing decisions are generally made on a market-by-market basis pursuant to purchase orders placed under the master supply agreement which are not subject to the satisfaction of performance criteria. Consequently, the sales cycle for subsequent purchases by individual markets or regions is generally much shorter.

  Our customer services organization performs network design, system installation, network optimization, training, consulting and repair and maintenance services to support our SpotLight systems. Recent improvements to our pre-shipment integration and testing processes at our manufacturing facility in Redmond, Washington, combined with the integration of experienced subcontractors into our installation teams, has significantly reduced installation times for our systems.

  Our customer services organization also offers services to optimize the network following the installation of a SpotLight system. These services utilize our expertise in radio frequency network design, knowledge of individual network configurations and knowledge of our SpotLight system capabilities.

  We generally warranty our systems for 12 months. Warranty support and extended maintenance services for our CDMA/analog systems are performed at our headquarters in Redmond, Washington and will be performed for GSM systems at our offices in Taipei, Taiwan.

Manufacturing

  We rely to a substantial extent on outside suppliers to manufacture many of the components and subassemblies used in our SpotLight systems. Our manufacturing operations at our Redmond, Washington and Taipei, Taiwan facilities consist primarily of supplier and commodity management and the assembling and testing of finished systems from the components and subassemblies purchased from these outside suppliers. We monitor quality at each stage of the production process, including the selection of component suppliers, the assembly of finished goods and final testing, packaging and shipping. We have been certified as ISO 9001 compliant since September 1998.

  Certain parts and components used in our smart antenna systems, including linear power amplifiers supplied by Powerwave Technologies, Inc., antenna panels from Decibel Products, a division of Allen Telecom Inc., and integrated duplexer low noise amplifiers and filters supplied by Teledyne Electronic Technologies, are presently only available from a single source. We have a supply agreement with Powerwave Technologies, Inc. pursuant to which they have agreed to supply all linear power amplifiers ordered by us. Certain other parts and components are available from a limited number of sources. For a more detailed discussion of the risks associated with having a limited source of suppliers see the risk factor titled "Our reliance on a limited number of suppliers for our smart antenna systems could impair our ability to manufacture and deliver our systems on a timely basis."

Competition

  The market for smart antenna solutions is part of the broader market for wireless infrastructure equipment which is dominated by a number of large companies including Lucent, Motorola, Ericsson, Nortel, Nokia, Siemens, Alcatel and others. Our smart antenna systems compete with other solutions to expand network capacity. These alternative solutions include other smart antenna systems, additional base stations for capacity, deploying efficient digital technologies and various enhancements to digital technologies.

  Other smart antenna systems are offered by various competitors. Alcatel, Hazeltine, E-Systems, Boeing and Raytheon have offered smart antenna systems for analog networks. Arraycomm has offered a smart antenna product that is integrated into a Personal Handyphone System standard base station in Japan. Ericsson has announced a GSM smart antenna system called GSM Capacity Booster that includes an Ericsson base station as well as the smart antenna system. Nortel has offered a smart antenna equipped GSM base station in the past. Most of the large wireless infrastructure equipment providers, including Lucent, Motorola, Nortel, Ericsson, Nokia, Siemens, Alcatel, Samsung and NEC have large development organizations and have either announced their intention to examine smart antenna technologies, or have the core technology competence to do so for the CDMA, GSM, TDMA and 3G standards. We have reached agreement with only one of these companies, Samsung, to license our technology into certain of their base stations.

  The addition of more cell sites often will provide more capacity to wireless networks and therefore is a substitute for our systems. The cost of base station equipment contained in these cell sites has decreased in recent years and affects our ability to compete effectively. However, other related costs for new cell sites including real estate, towers and building construction generally have not declined. Base stations are sold by wireless infrastructure equipment manufacturers such as the companies listed above, and additionally, if base station manufacturers successfully develop and integrate smart antenna solutions into their product offerings, it may materially and adversely affect our business.

  Efficient digital technologies and enhancements to these technologies will provide more capacity to wireless networks and, therefore, are substitutes for our systems. These digital technologies include existing technologies, such as CDMA, GSM and TDMA, as well as emerging 3G standards, such as cdma2000 and WCDMA. There are enhancements to the existing CDMA and GSM standards, commonly referred to as 2.5G standards, which provide additional capacity. There are also various enhancements, such as improved voice coding for CDMA and various frequency hopping techniques for GSM, which are designed to increase the capacity of these standards. These digital technologies and various enhancements are also offered by the large wireless infrastructure equipment providers listed above. We believe that our smart antenna technology can be compatible with these digital technologies and their various enhancements. Our technology, and its ability to enhance capacity, is additive to the capacity enhancement provided by these digital technologies. Customers, however, may delay or cancel deployment of our smart antenna systems while they deploy these more efficient digital technologies and other enhancements.

  We believe the principal competitive factors in the spectrum management solutions market include:

  . expertise in the core technologies needed for radio frequency communication systems;

  .  system performance, features and reliability;

  .  price and performance characteristics;

  .  timeliness of new system introductions;

  .  customer service and support;

  .  established customer relationships; and

  .  size of installed customer base.

  We believe we will be competitive with respect to many of these factors; however, most of our existing and potential competitors have longer operating histories, greater name recognition, larger installed customer bases, greater financial, technical, sales, marketing and other resources, and more established customer relationships. To be competitive we must invest significant resources to address these competitive factors and achieve customer satisfaction. If we fail to do so, our smart antenna systems will not compete favorably with our competitors which will materially and adversely affect our business.

Intellectual Property

  We rely on patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We currently have 35 issued U.S. patents, 3 allowed U.S. patents and 51 pending U.S. patent applications. In addition, we are seeking patent protection for our inventions in foreign countries. The patent positions of companies in the worldwide wireless communications industry are generally uncertain and involve complex legal and factual questions. We cannot be certain that patents will be issued with respect to pending or future patent applications or that our patents will be upheld as valid or will be sufficient to prevent the development of competitive products. While we believe that our patents will make it more difficult for competitors to develop and market similar products, our patents may be invalidated, circumvented or challenged. Our patent rights may fail to provide us with competitive advantages.

  We have received two registered federal copyrights for our software and four more copyright applications are pending. The source code for our proprietary software is also protected as a trade secret. In addition, we enter into confidentiality agreements with our employees, customers, vendors and strategic partners, and control access to, and the distribution of our software, documentation and other confidential and proprietary information. Our primary trademarks are registered with the U.S. Patent and Trademark Office and certain other foreign jurisdictions. We have applied for trademark protection for a number of other trademarks which are pending in the United States and in foreign countries.

  Despite these efforts, it may be possible for unauthorized third parties to copy certain portions of our intellectual property contained in our systems, design around our patents, or to reverse-engineer or otherwise obtain and use our proprietary information. In addition, the laws of some countries do not protect our proprietary rights to the same extent as the laws of the United States. Accordingly, we may not be able to protect our proprietary rights against unauthorized third-party copying or use, which could significantly harm our business. We may have to pursue litigation in the future to enforce our proprietary rights or to defend against claims of infringement. These claims, regardless of their merits, may require us to enter into license arrangements or may result in protracted and costly litigation.

  In addition, we cannot be certain that others will not develop substantially equivalent or superceding proprietary technology, or that equivalent products will not be marketed in competition with our smart antenna systems, thereby substantially reducing the value of our proprietary rights.

  Patents and patent applications relating to products used in the wireless communications industry are numerous. Current and potential competitors and other third parties may have been issued or in the future may be issued patents, or may obtain additional proprietary rights relating to products used or proposed to be used by us. We may not be aware of all patents or patent applications that may materially affect our ability to make, use or sell any current or future products. From time to time, third parties have asserted patent, copyright and other intellectual property rights to technologies that are important to us. We expect that we will increasingly be subject to infringement claims as the number of products and competitors in the spectrum management market grows and the functionality of products overlaps. Third parties may assert infringement claims against us in the future, and such assertions could result in costly litigation, the diversion of management and engineering resources and require us to obtain a license to intellectual property rights of such parties. There can be no assurance that these licenses would be available on terms acceptable to us, if at all. Any failure to obtain a license from any third party asserting claims in the future or defense of any third party lawsuit could materially and adversely affect our business and operating results.

Government Regulation

  Our smart antenna systems must obtain regulatory approval to be used. In the United States, our systems must be certified by the Federal Communications Commission before sales to customers may commence. Smart antenna systems must be certified by the FCC to ensure that they will not cause wireless base stations to exceed the prescribed technical standards. In addition, these systems are required to comply with electrical safety standards to ensure that the base station operators will be in compliance with relevant Occupational Safety and Health Administration's regulations.

  Other countries have similar regulations that must be complied with before our systems can be used. Foreign countries' regulatory programs are generally similar to those in the United States. In most jurisdictions, smart antenna systems must be of a type approved for use with cellular base stations under national standards specific to each country. Smart antennas are also required to demonstrate compliance with electrical safety standards that may be national or international in scope. These governmental approval processes frequently involve substantial delay, which could result in the cancellation, postponement or rescheduling of systems by our customers. Any event like this in turn may adversely affect our ability to sell systems to these customers. Because of the expenses associated with government approvals of our systems in some countries, we only plan to seek product approval in those countries once we have a customer who intends to purchase our systems. This practice may take several months and may deter customers or contribute to delays in receiving or filling orders.

  In addition, our customers' operations are subject to extensive government regulations. To the extent that our customers are delayed in deploying their wireless networks as a result of existing or new standards or regulations, we could experience delays in orders. These delays could materially and adversely affect our business and operating results.

  We are also subject to U.S. government export controls. Our sales and distributorship agreements require that the export or resale of our systems to end users located in other countries must be in compliance with U.S. export controls. Our products do not currently require any export control licenses to be sold abroad.

Employees

  As of December 31, 2000, we had 346 employees, of which 130 were primarily engaged in research, development and product management, 51 in manufacturing, 110 in sales, marketing and customer support and 55 in general and administration. We have no collective bargaining agreement with our employees and we have never experienced a work stoppage. We believe that our employee relations are good.

ITEM 2. PROPERTIES

  We are headquartered in Redmond, Washington, where we lease an aggregate of approximately 96,000 square feet, housing our principal administrative, sales and marketing, customer support and manufacturing facilities. Our lease for this facility expires on May 31, 2005 and we have an option to renew this lease for two additional five year terms. We sublease approximately 13,000 square feet of this space. We have a three-year lease for sales, service and manufacturing facilities totaling approximately 14,500 square feet in Taipei, Taiwan and a five-year lease for a sales and engineering support office in Dallas, Texas. Through our acquisition of Adaptive Telecom, we also have a facility in Campbell, California with a one-year lease. In the third quarter of 2000, we added subsidiaries in Mexico and have leased offices in Mexico City. In addition, we have representative offices in Sao Paulo, Brazil and Shanghai, China and a sales and service office in Morristown, New Jersey that are subject to short-term leases.

ITEM 3. LEGAL PROCEEDINGS

  We may become involved in legal proceedings from time to time in the ordinary course of business. As of March 26, 2001, we were not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  (a) Our common stock is traded on the Nasdaq National Market under the symbol MTWV. The following table sets forth the range of high and low closing sale prices, as reported on the Nasdaq National Market, for each quarter since our initial public offering on April 27, 2000.

  High and low prices for the Company's Common Stock for each quarter since our initial public offering on April 27, 2000 are as follows:

                                 COMMON STOCK

                                                                    Stock Price
                                                                   -------------
   Year 2000                                                        High   Low
   ---------                                                       ------ ------
   Second Quarter................................................. $34.19 $10.31
   Third Quarter.................................................. $30.00 $18.31
   Fourth Quarter................................................. $20.19 $ 6.31

  At March 15, 2001, we had 525 holders of record of our common stock and 43,739,896 shares outstanding.

  We have never declared or paid any cash dividends on our capital stock or other securities. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future. The terms of our credit agreement with Imperial Bank restrict our ability to pay dividends and in the future the terms of other credit agreements may impose restrictions or limitations on the payment of dividends.

  On September 21, 2000, we completed the acquisition of Adaptive Telecom and issued 5,361,803 shares of unregistered Metawave common stock and 124,377 shares of unregistered options to purchase Metawave common stock in exchange for all the outstanding capital stock and stock options of Adaptive Telecom. We did not receive any proceeds from this issuance. All proceeds in the form of Metawave common stock and stock options were received by the selling stockholders and option holders of Adaptive Telecom. In connection with the acquisition, we paid approximately $2.5 million in acquisition related transaction costs. The issuance of these securities were deemed to be exempt from registration under the Securities Act in accordance with Section 4(2) of the Securities Act and Rule 701 of the Securities Act, respectively, as transactions by an issuer not involving any public offering. The shares were subsequently registered on a Registration Statement on Form S-1 and were eligible for sale during certain periods in the fourth quarter of 2000 and the first quarter of 2001.

  In the second quarter of 2000, we completed an initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-30568) as filed with the Securities Exchange Commission on April 25, 2000. A total of 7,187,500 shares of our common stock offered in our prospectus were sold at $9.00 per share. Merrill Lynch and Co., Salomon Smith Barney and U.S. Bancorp Piper Jaffray were the managing underwriters for the offering. The aggregate gross proceeds from the sale were $64.7 million. In connection with our initial public offering, we paid $4.5 million for the underwriters' discounts and an aggregate amount of $1.3 million for the Nasdaq National Market listing fee, printing and engraving, legal, accounting, travel and other related expenses. Net proceeds from the offering amounted to $58.9 million. As of December 31, 2000, we used approximately $2.5 million for acquisition related expenses, $36.4 million for working capital expenditures and $1.0 million for equipment purchases to fund our research and development activities. We believe that none of these payments were made, directly or indirectly, to: (i) our directors or officers, or their associates; (ii) persons owning ten percent or more of any class of our equity securities; or
(iii) our affiliates. To date, we believe that we have used the offering proceeds in a manner consistent with the use of proceeds described in the registration statement. As of December 31, 2000, the remaining balance of approximately $22.1 million of the offering proceeds were invested in high quality short-term investments recorded as cash equivalents on the balance sheet.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and notes to our consolidated financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." A summary of selected financial data as of and for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 are set forth below.

                                   Years ended December 31,
                         -------------------------------------------------
                           1996      1997       1998      1999      2000
                         --------  ---------  --------  --------  --------
                             (In thousands, except per share data)
Consolidated Statement
 of Operations Data:
Revenues................ $  1,291  $   1,450  $ 15,991  $ 22,596  $ 52,777
Cost of revenues........    1,097      1,728    18,028    22,236    37,890
                         --------  ---------  --------  --------  --------
Gross profit (loss).....      194       (278)   (2,037)      360    14,887
Operating expenses:
  Research and
   development..........    7,186     13,083    18,495    22,787    28,390
  Sales and marketing...    1,704      5,383    11,346    11,080    12,287
  General and
   administrative.......    2,434      3,762     5,887     5,732     9,516
  In-process research
   and development......      --         --        --        --     10,400
  Amortization of
   intangibles and
   goodwill.............      --         --        --        --      5,054
                         --------  ---------  --------  --------  --------
    Total operating
     expenses...........   11,324     22,228    35,728    39,599    65,647
                         --------  ---------  --------  --------  --------
Loss from operations....  (11,130)   (22,506)  (37,765)  (39,239)  (50,760)
Other income (expense),
 net....................      335        402    (6,563)   (3,174)    1,989
                         --------  ---------  --------  --------  --------
Net loss before
 cumulative effect of
 change in accounting
 principle..............  (10,795)   (22,104)  (44,328)  (42,413)  (48,771)
Cumulative effect of
 change in accounting
 principle..............      --         --        --        --       (764)
                         --------  ---------  --------  --------  --------
Net loss................ $(10,795) $ (22,104) $(44,328) $(42,413) $(49,535)
                         ========  =========  ========  ========  ========
Basic and diluted net
 loss per share before
 cumulative effect of
 the change in
 accounting principle... $  (5.89) $  (12.18) $ (21.88) $ (18.98) $  (1.78)
                         ========  =========  ========  ========  ========
Basic and diluted net
 loss per share......... $  (5.89) $  (12.18) $ (21.88) $ (18.98) $  (1.80)(1)
                         ========  =========  ========  ========  ========
Weighted average shares
 used in computation of
 basic and diluted net
 loss per share.........    1,833      1,815     2,026     2,235    27,462
                         ========  =========  ========  ========  ========

--------
(1) The cumulative effect of the change in accounting principle included in this amount was $0.02 per share.

                                             December 31,
                            --------------------------------------------------
                              1996      1997      1998      1999       2000
                            --------  --------  --------  ---------  ---------
                                            (In thousands)
Consolidated Balance Sheet
 Data:
Cash and cash
 equivalents..............  $ 19,092  $ 13,334  $ 10,763  $  20,165  $  37,921
Working capital...........    17,722    15,677   (17,135)    22,759     52,641
  Total assets............    21,747    22,575    32,510     40,946    168,355
Long term obligations,
 less current portion.....     1,757     2,978     4,413      2,503      2,542
Convertible and redeemable
 preferred stock and
 warrants.................    30,100    49,410    61,595    144,102        --
Common stock..............        10     1,968     2,179      3,573    321,451
Accumulated deficit.......   (11,795)  (33,899)  (78,227)  (120,640)  (170,175)
Stockholders' equity
 (deficit)................   (11,785)  (33,136)  (76,596)  (117,954)   139,530

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  We provide smart antenna systems and embedded solutions to wireless network operators facing capacity constraints in the wireless communications industry. From inception in January 1995 through December 31, 1997, our operating activities related primarily to conducting research and development, building market awareness, recruiting management and technical personnel and building an operating infrastructure. Shipment for commercial sale of our initial SpotLight system began late in the fourth quarter of 1997 and we first recognized revenues for the sale of our SpotLight system in the first quarter of 1998. Since the beginning of 1998, our operating activities have been focused on increasing sales, new product development and expanding manufacturing capacity. Since inception, we have incurred significant losses and as of December 31, 2000, had an accumulated deficit of $170.2 million.

  Our revenues are derived primarily from sales of our SpotLight systems, which includes the sale of hardware and the licensing of software, and from related installation and optimization services. We believe that substantially all of our revenues in the near and medium term will be derived from sales of our SpotLight systems.

Acquisition of Adaptive Telecom, Inc.

  On September 21, 2000, we acquired Adaptive Telecom, Inc. by issuing 5,361,803 shares of Metawave common stock and stock options for 124,377 shares of Metawave common stock in exchange for all outstanding capital stock and the assumption of all outstanding options to acquire Adaptive Telecom common stock. This acquisition, valued at $114.3 million, resulted in a charge for in-process research and development of $10.4 million, goodwill of $79.5 million, other intangible assets of $7.0 million, and deferred stock compensation of $17.4 million. The $10.4 million in-process research and development was expensed in the quarter ended September 30, 2000. Goodwill and other intangible assets have estimated useful lives of between three and five years which will be amortized on a straight-line basis.

  For the years ended December 31, 1998 and 1999, Adaptive Telecom had total revenues of $2.7 million and $3.6 million, respectively. Cost of revenues increased slightly from $2.3 million in 1998 to $2.6 million in 1999 and operating expenses increased from $522,000 to $1.0 million. At December 31, 1998 and 1999 Adaptive Telecom had an accumulated deficit of $69,000 and $26,000, respectively.

Operations

  Revenues. We generate revenues through the sale of our smart antenna systems and related installation and optimization services. Our SpotLight systems revenues are recognized when title to the system and risk of loss is transferred to the customer and all customer acceptance conditions, if any, have been satisfied, and collection probable. Services revenues, generally for installation and optimization, are recognized when the services have been performed and all customer acceptance conditions, if any, have been satisfied. Our maintenance contract revenues are recognized ratably over the term of the agreement (typically one year). Any billings in excess of our revenues are classified as deferred revenue and related systems are recorded as inventory. Revenues from nonrecurring engineering contracts are recognized based on the percentage-of-completion method.

  The Company has completed its final analysis of Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 "Revenue Recognition" issued in December 1999 and the Frequently Asked Questions and Answers published by the SEC Staff in October 2000. The Company has decided to change its accounting principle related to the portion of equipment revenue billable upon installation and optimization. Historically, the Company has recognized this revenue upon delivery of the equipment. The newly adopted principle will defer that portion of equipment revenue billable upon installation and optimization until those services are completed. This change in accounting principle resulted in a charge of $764,000 for the cumulative effect of the change through the end of fiscal 1999. If this change had been made in 1999 and 1998, revenue would have decreased by $605,000 and $159,000, respectively. For the year ended December 31, 2000, the effect of this change is a $1,975,000 reduction in revenue and gross profit and an increase to net loss before the cumulative effect of the change and a $0.02 increase in basic and diluted net loss per share. We believe the change in accounting principle is preferable based on guidance of SAB 101.

  Our contract terms including pricing and acceptance criteria, if any, typically vary depending upon the order. Consequently, our revenues may vary from quarter to quarter depending on the length of the sales cycle and the applicable contract terms. To date, our international sales have been denominated in U.S. dollars. However, in the future, a portion of our international sales may be denominated in foreign currencies. Sales to ALLTEL, Grupo Iusacell Celular S.A. de C.V. of Mexico, and Southwestco represented substantially all our revenues for the year ended December 31, 1999. With the recent mergers and consolidations in the wireless industry, we expect a limited number of customers will account for a substantial percentage of revenues for the foreseeable future. For the fiscal year ended December 31, 2000, Verizon Wireless and Grupo Iusacell Celular S.A. de C.V. accounted for 93.6% of our total revenues.

  Cost of Revenues. Our cost of revenues typically consists of material components, system assembly and testing, and overhead expenses. Our gross margins are generally higher for hardware revenues than for service revenues. We anticipate that our overall gross margins will fluctuate from period-to-period as a result of shifts in product mix, the proportion of direct and indirect sales, anticipated decreases in average selling prices and our ability to reduce costs.

  Research and Development. Our research and development expense consists principally of salaries, related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of our SpotLight systems. As of December 31, 2000, all of our research and development costs had been expensed as incurred. We believe that continued investment in research and development is critical to achieving our strategic product development and cost reduction objectives and, as a result, expect this expense to continue to increase significantly in absolute dollars in the future.

  Sales and Marketing. Our sales and marketing expense consists of salaries, sales commissions and related expenses for personnel engaged in marketing, sales and field service support for new installations and installed base, as well as promotional expenditures. We believe that these expenses will increase in absolute dollars as the marketing campaigns for our SpotLight 2200 and SpotLight GSM systems expand.

  General and Administrative. Our general and administrative expense consists primarily of salaries and personnel related expenses, recruiting and relocation expenses, professional and consulting fees, and other general corporate expenses. We expect this expense to increase as we add personnel and incur additional costs related to our operation as a public company.

  Stock Compensation Expense. We have recorded deferred stock-based compensation of $5.6 million related to stock options granted below fair market value for accounting purposes through December 31, 2000. This amount represents the difference between the exercise price of these stock option grants and the deemed fair value of the common stock at the time of grant. Of this amount, we amortized approximately $4.1 million through that same period. In connection with our acquisition of Adaptive Telecom, an additional $17.4 million of deferred stock compensation was recorded in September 2000 related to unvested stock options and restricted stock of Adaptive Telecom. The remaining unamortized deferred stock compensation will be amortized using a graded vesting approach over the remaining vesting periods of the related options and restricted stock, of up to four years. The stock-based compensation expense has been allocated to costs of revenues, research and development expense, sales and marketing expense and general and administrative expense, as appropriate.

  Investment Income. Our investment income is derived primarily from investment in money market fund and commercial papers with a maturity of three months or less. We invest with various high-quality institutions and, in accordance with our policy, limit the amount of credit exposure to any one institution.

Results of Operations

 Years Ended December 31, 2000 and 1999

  Revenues. Revenues were $52.8 million in 2000 and $22.6 million in 1999, an increase of 133.6%. This increase was primarily due to increased unit sales of our CDMA SpotLight systems and increased revenues derived from sales of optional equipment. Our two largest customers in 2000 were Verizon Wireless and Grupo Iusacell Celular S.A. de C.V. of Mexico which accounted for 60.2% and 33.4% of our total revenues, respectively. We sold our systems to six of the seven U.S. regions of Verizon Wireless. Grupo Iusacell Celular S.A. de C.V. of Mexico operates in four of the nine Mexican geographical regions, and we sold our systems to each of these four regions, including the most populous region, Mexico City, for the first time in the second quarter of 2000. International sales of our systems accounted for 36.6% of total revenues for the fiscal year ended December 31, 2000 and 26.0% for the fiscal year ended December 31, 1999. In the fourth quarter of 2000, we recognized our first commercial sales of our GSM SpotLight systems deployed in China and Taiwan.

  Cost of Revenues. Our cost of revenues was $37.9 million in 2000 and $22.2 million in 1999, an increase of 70.7%. The increase in cost of revenues was primarily the result of increased units sold and change in product mix from analog systems to our SpotLight 2000 CDMA system.

  Gross Profit. Gross profit for 2000 increased to $14.9 million from $360,000 for 1999. The increase was primarily due to: decreased product cost due to design changes over the last year; increased overhead absorption due to higher business volumes in 2000; lower material product cost due to purchasing volumes and overall lower component costs and; and higher margin product mix of CDMA digital products in 2000. As a percentage of sales, gross margin was 28.2% in 2000, compared to a gross margin of 1.6% in 1999.

  Research and Development. Research and development expense increased 24.6% to $28.4 million for 2000 from $22.8 million for 1999. The increase in research and development expense was primarily due to continuing development and testing of our SpotLight 2200 CDMA and our SpotLight GSM systems and the cost of our embedded product development. As a result of our acquisition of Adaptive Telecom, we recorded $10.4 million in-process research and development as a one-time charge in the third quarter of 2000. We recognized additional research and development expense of $3.0 million in the amortization of deferred stock compensation related to the Adaptive Telecom acquisition.

  Sales and Marketing. Sales and marketing expense increased 10.8% to $12.3 million for 2000 from $11.1 million in 1999. The increase was primarily due to staffing realignment, adjusted sales compensation structure, additional services to customers in 2000 and an additional $208,000 in amortization of deferred stock compensation from the absorption of Adaptive Telecom.

  General and Administrative. Our general and administrative expenses consist primarily of salaries and benefits, fees for professional services, amortization of deferred stock compensation, rent and general office expenses. General and administrative expense was $9.5 million in 2000 and $5.7 million in 1999, an increase of 66.7%. The increase was primarily due to additional salary, professional services and an additional $3.0 million in amortization of deferred stock compensation from the acquisition of Adaptive Telecom.

  Other Income (Expense), Net. Our total other income (expense), net amounted to income of $2.0 million in 2000 compared to an expense of $3.2 million in 1999. The change from expense to income was primarily due to: the reduction of interest expense as a result of the repayment of our $29.0 million Senior Secured Bridge Notes, bearing interest at 13.75% with the final payment on this note made on April 28, 1999; and the receipt of $58.9 million from the initial public offering of our common stock in the second quarter of 2000. All proceeds were invested in highly liquid investments with a maturity of three months or less. We received interest income of $2.7 million for the fiscal year ended December 31, 2000.

  Acquisition related charges. In connection with the acquisition of Adaptive Telecom, we recorded a one-time charge of $10.4 million for in-process research and development in the third quarter of 2000. At the date of the acquisition, the associated research and development projects had not reached technological feasibility and had no alternative future uses. The value of the purchased in-process research and development was determined with the assistance of an independent appraiser using a discounted cash flow analysis. Goodwill and the intangible assets are being amortized over their respective useful lives of between three to five years. The amortization of goodwill and intangibles was $5.1 million for 2000. The amortization of deferred stock compensation relating to Adaptive Telecom was $6.2 million in 2000 and the expenses are included in each of its functional departments.

 Years Ended December 31, 1999 and 1998

  Revenues. Revenues were $22.6 million in 1999 and $16.0 million in 1998, an increase of 41.3%. This increase was primarily due to increased unit sales of our SpotLight systems, increased revenues per unit sold and the introduction of a new version of our SpotLight 2000 CDMA system in July 1999. International sales of our systems accounted for 26.0% of revenues in 1999 and 23.5% in 1998.

  Cost of Revenues. Our cost of revenues was $22.2 million in 1999 and $18.0 million in 1998, an increase of 23.3%. The increase in cost of revenues was primarily the result of increased units sold and change in product mix from analog systems to our SpotLight 2000 CDMA system. Also, in 1999 we began to include in cost of revenues the personnel expenses related to field installation and engineering services. This change was made to properly align direct costs and overhead with revenues.

  Gross Profit. Gross profit for 1999 increased to $360,000 from a loss of $2.0 million for 1998. Prior to the first quarter of 1998, we were primarily engaged in research and development, building market awareness and building operational infrastructure.

  Research and Development. Research and development expense was $22.8 million in 1999 and $18.5 million in 1998, an increase of 23.2%. The increase was primarily due to increased personnel related to the development and testing of our SpotLight GSM system and our SpotLight 2000 CDMA system.

  Sales and Marketing. Sales and marketing expense was $11.1 million in 1999 and $11.3 million in 1998, a decrease of 1.8%. The decrease was primarily due to including in cost of revenues the personnel expenses associated with field installation and engineering services.

  General and Administrative. General and administrative expense was $5.7 million in 1999 and $5.9 million in 1998, a decrease of 3.4%. The decrease was primarily due to the reduction of administrative personnel and reductions in outside professional services.

  Other Income (Expense), Net. Our total other income (expense), net amounted to an expense of $3.2 million in 1999 compared to an expense of $6.6 million in 1998. The decreased expense was primarily the result of reduced interest expense as a result of the repayment of our $29.0 million Senior Secured Bridge Notes bearing interest at 13.75% in April 1999.

Liquidity and Capital Resources

  Prior to our initial public offering, we financed our operations primarily through private sales of preferred stock and common stock and the issuance of debt instruments, and to a lesser extent, capital lease arrangements and borrowings under various lines of credit. In the second quarter of 2000, we completed our initial public offering of a total of 7,187,500 shares of our common stock. Net proceeds from all of the foregoing transactions totaled $244.2 million.

  For the fiscal year ended December 31, 2000, we used net cash in operating activities of $36.4 million compared to $37.8 million in 1999. Our operating activities included uses of cash to fund our operating loss of $49.5 million, increased inventories of $12.9 million, increased accounts receivable of $11.4 million, increased prepaids, officer note and other noncurrent assets of $2.9 million and decreased deferred revenues of $1.0 million. We partially offset cash uses with increases in accounts payable and accrued liabilities of $14.5 million. For the fiscal year ended December 31, 1999, we used net cash in operating activities of $37.8 million. Our operating activities included uses of cash to fund our net loss of $42.4 million. We also used cash by increasing accounts receivable by $5.8 million and reducing accounts payable and accrued liabilities by $1.4 million. We partially offset cash uses by lowering inventories by $3.8 million and increasing deferred revenues by $1.6 million. Our net cash used in operating activities in 1998 amounted to $34.9 million.

  Our net cash used in investing activities for the fiscal years ended December 31, 2000, 1999, and 1998 were $3.5 million, $1.3 million and $2.5 million, respectively. These investing activities were primarily the result of purchasing testing equipment, manufacturing facilities and leasehold improvements to support our research and development and manufacturing efforts. We also spent $2.5 million in investment banking, legal, consulting, and audit fees related to our acquisition of Adaptive Telecom in the third quarter of 2000.

  Our net cash provided by financing activities for 2000 was $57.7 million compared to $48.5 million for 1999 and $34.8 million for 1998. During the second quarter of 2000, we received net proceeds of $58.9 million from the sale of 7,187,500 shares of our common stock. Our 1999 net cash from financing primarily consisted of net proceeds from the sale of Series E preferred stock of $82.5 million. In April 1999, we repaid $29.0 million in Senior Secured Bridge Notes plus interest of $4.1 million. Our 1998 net cash from financing consisted primarily of net proceeds from the issuance of $29.0 million of Senior Secured Bridge Notes at 13.75% interest and the net proceeds from the sale of Series E preferred stock of $7.2 million.

  As of December 31, 2000, we had $37.9 million in cash and cash equivalents, $10.0 million under a revolving line of credit with Imperial Bank and $6.0 million under an equipment lease arrangement with Transamerica Business Credit Corporation. The line of credit with Imperial Bank has a maturity date of one year with interest payable monthly and principal at maturity on June 21, 2001. As of December 31, 2000 there was no balance outstanding on the line of credit other than $2.8 million in standby letters of credit to support our obligations under the leases for our Redmond, Washington and Dallas, Texas facilities and some office equipment. In December 2000, we signed an amendment to our master lease agreement with Transamerica to increase our $3.0 million equipment lease to $6.0 million, and as of December 31, 2000, $2.0 million remained available. Borrowings under the Transamerica equipment lease are secured by the equipment financed thereunder. The Transamerica equipment lease terms vary from 24 to 36 months with an effective interest rate of 12.26% per annum for domestic equipment leases and 12.86% for foreign equipment leases, and interest is payable monthly. We have several capital leases with terms ranging from 24 to 48 months. As of December 31, 2000, our outstanding capital lease obligations were $5.4 million, accruing interest at rates ranging from 7.25% to 14.50%. See notes 5 and 9 to the consolidated financial statements for a more complete description of the credit facilities and capital lease commitments.

  We believe that current capital resources are adequate to fund our operations for the next twelve months. Thereafter, we may be required to raise additional capital, which may not be available to us on acceptable terms, if at all. Any inability to obtain needed financing by us could have a material adverse effect on our business and operating results.

                                 RISK FACTORS

Risks Related to Our Business

 We have a limited operating history which makes it difficult for you to evaluate our business and your investment.

  We were incorporated in 1995 and were in the development stage until late 1997, when we commenced shipment for commercial sale of our first SpotLight smart antenna system. We therefore have a limited operating history upon which an investor may evaluate our operations and future prospects. The revenue and profit potential of our business is unproven and our limited operating history makes our future operating results difficult to predict because the market for smart antenna systems is so new and wireless technologies change so rapidly. Because our smart antenna systems were introduced relatively recently, we are unable to predict with any degree of certainty whether our smart antenna systems will achieve widespread market acceptance. In addition, period-to-period comparisons of operating results may not be meaningful and operating results from prior periods may not be indicative of future performance.

 Financial results for any particular period will not predict results for future periods.

  Because of the uncertain nature of the rapidly changing market we serve and the high fixed costs we incur in the short term, period-to-period comparisons of operating results are not likely to be meaningful. In addition, you should not rely on the results for any period as an indication of future performance. Factors that may cause our quarterly results to fluctuate include:

  .  gain or loss of significant customers;

  .  our ability to increase sales to our existing customers;

  .  delays in customer orders;

  .  our ability to reduce manufacturing costs of our smart antenna systems;

  . our ability to introduce and successfully market new smart antenna systems and embedded solutions;

  . introduction and enhancement of competitive or substitute products by our competitors;

  .  limitations in our manufacturing capacity; and

  .  delays or changes in regulatory environments.

  In particular, although we experienced strong revenue growth through the year 2000, we do not believe that this level of relative revenue growth will be sustained in 2001 and in future periods, particularly on a long-term basis. In addition, we currently expect that our operating expenses will continue to increase as we expand our sales and marketing operations, continue to develop and extend our SpotLight systems and acquire complementary businesses and technologies.

 We depend on a limited number of wireless network operators for substantially all of our revenues, so the loss of a customer or a delay in an order from a customer could impair our operating results.

  We depend on a limited number of wireless network operators for substantially all of our revenues, so the loss of a customer or a delay in an order from a customer could impair our operating results. Due to the highly concentrated nature of the wireless industry and industry consolidation, we believe that the number of potential customers for future systems will be limited. Three customers have accounted for substantially all of our system sales to date. Failure by us to capture a significant percentage of the wireless network operators as customers could cause our operating results to be significantly less than anticipated and lead to a decline in our stock price. Moreover, due to this customer concentration, any loss or reduced demand from a particular customer could cause our sales to fall significantly.

 We may not be able to secure additional agreements with manufacturers to integrate our technology in their base station products.

  We intend to develop partnerships with existing and emerging wireless equipment manufacturers to integrate our technology in their next generation base station equipment. We have signed only one agreement to license our embedded technology for use in a base station manufacturer's products. Failure of our embedded smart antenna solutions either to successfully integrate with next generation base station equipment or to significantly enhance wireless voice and data capacity could significantly reduce demand for these solutions. Given the rapidly evolving nature of the wireless communications industry, we cannot predict whether our embedded smart antenna solutions will achieve broad market acceptance. Our future growth is dependent in part upon the acceptance and success of our embedded smart antenna solutions. If our embedded smart antenna solutions do not achieve widespread acceptance with wireless network operators, our prospects for future growth will be adversely affected.

 We have limited manufacturing experience and facilities which may affect our ability to expand our business.

  Our manufacturing operations consist primarily of supplier and commodity management and assembling finished goods from components and subassemblies purchased from outside suppliers. We configure each SpotLight system to be compatible with customer equipment, and our ability to achieve manufacturing efficiencies by assembling systems before orders are received, therefore, is limited. We intend to expand our manufacturing capacity, but due to our limited experience with large scale operations, we may not be able to develop internally the management structure or facilities needed to increase this capacity.

  Our current manufacturing facilities consist of facilities in Redmond, Washington that manufacture our CDMA-compatible systems, and in Taipei, Taiwan that manufacture our GSM-compatible systems. If our facilities or the facilities of our suppliers were incapable of operating, even temporarily, or were unable to operate at or near full capacity for any extended period, we would be unable to meet customers' delivery expectations. We may seek to develop one or more additional manufacturing facilities or to outsource our manufacturing entirely. The addition of any facility will likely increase the complexity of our operations and the risk of inefficient management of our manufacturing operations. The outsourcing of our manufacturing operations could create a sole supplier relationship with a contract manufacturer. Our manufacturing facilities are vulnerable to damage or interruption from earthquakes and other natural disasters, power loss, sabotage, intentional acts of vandalism and similar events. We do not have a formal disaster recovery plan, and we may not carry sufficient business interruption insurance to compensate us for potential losses.

 Our reliance on a limited number of suppliers for our smart antenna systems could impair our ability to manufacture and deliver our systems on a timely basis.

  Some parts and components used in our smart antenna systems are presently available only from sole sources including linear power amplifiers supplied by Powerwave Technologies, Inc., antenna panels from Decibel Products, a division of Allen Telecom Inc., and integrated duplexer low noise amplifiers and filters supplied by Teledyne Electronic Technologies. Some other parts and components used in our systems are available from a limited number of sources. Our reliance on these sole or limited source suppliers involves certain risks and uncertainties, including the possibility of a shortage or the discontinuation of certain key components. Any reduced availability of these parts or components when required could materially impair our ability to manufacture and deliver our systems on a timely basis and result in the cancellation of orders, which could significantly harm our business and operating results.

 Delays in installation of our systems will cause a delay in payment by customers and revenue recognition.

  We typically install our systems for customers at cell sites and commission them for commercial operation. Timely installation and commissioning of our systems are affected by a variety of factors not within our control. For example, customers may need to obtain zoning approvals for a new cell site building and tower before we may begin our installation process. With existing sites, if a customer chooses to upgrade to our high gain antennas, permits may also be required to place the antennas on the tower. In addition, the customer is responsible for preparing the cell site for our installation, including any electrical, air conditioning or tower cabling requirements. Customers often experience delays in obtaining the requisite permits and preparing the sites, which delay our ability to install and commission the systems. Several of our supply agreements provide that, in the event that the customer purchases installation and optimization services from us, we will invoice the services fees and a portion of the systems price upon completion of the services. Consequently, if installation and commissioning are delayed, payment from the customer will be delayed.

  In addition, as a result of our adoption of a change to our revenue recognition policy (see note 1 to our financial statements), we will defer revenues for that portion of the revenue derived from that system until the services are completed. These delays could contribute to fluctuations in our revenues from quarter to quarter and negatively affect our cash flow and business operations.

  Additionally, delays in installation may contribute to delays in obtaining new sales orders from customers as customers' inventory of uninstalled Spotlight systems increase. A significant reduction in order activity from customers could harm our business and operating results.

 Our success is dependent on continuing to hire and retain qualified personnel, and if we are not successful in attracting and retaining these personnel, we may not be able to operate our business.

  The success of our business depends upon the continued contributions of each of our key technical and senior management personnel each of whom would be difficult to replace. We have not entered into employment agreements with any of our employees other than severance arrangements with Robert H. Hunsberger, Douglas O. Reudink, Richard P. Henderson, Victor K. Liang and Stuart W. Fuhlendorf and employment arrangements with Shimon Scherzer and Albert Jordan as part of our acquisition of Adaptive Telecom. Except for Dr. Reudink, Mr. Scherzer and Mr. Jordan, we have not entered into any non-competition agreements with any of our employees. In addition, we anticipate that we will need additional management personnel, if we are to be successful in increasing production capacity and the scale of our operations.

  To effectively manage our recent growth as well as any future growth, we will need to attract and retain qualified engineering, financial, manufacturing, quality assurance, sales, marketing and customer support personnel. Competition for such personnel, particularly qualified engineers, is intense in our markets. We have experienced difficulties in recruiting sufficient numbers of qualified engineers in the past and we expect to continue to experience difficulties in the future. There may be only a limited number of persons with the requisite skills to serve in these positions, particularly in the markets where we are located, and it may be increasingly difficult for us to hire such personnel over time. As our product development efforts relate to wireless standards that are widely deployed in foreign countries, such as GSM, we may be required to recruit foreign engineers who have expertise in such standards. Current U.S. immigration laws restrict our ability to hire foreign employees, which could impair our product development efforts. The loss of any key employee, the failure of any key employee to perform in his or her current position, our inability to attract and retain skilled employees as needed or the inability of our officers and key employees to expand, train and manage our employee base could limit our ability to expand and become profitable.

 Substantial sales of our SpotLight systems and business operations in international markets subject us to various risks and costs which may harm our business.

  We anticipate that international sales of our SpotLight systems in Asia, Latin America and other international markets will continue to account for a significant portion of our revenues for the foreseeable future. We anticipate that we will continue to increase our international operations and personnel abroad. Risks and associated costs inherent in our international business activities include:

  . difficulties and delays in obtaining foreign regulatory approval for our smart antenna systems;

  . unexpected changes in regulatory requirements relating to the telecommunications industry;

  .  greater difficulties collecting delinquent or unpaid accounts;

  .  exchange rate fluctuations;

  .  lack of suitable export financing for our SpotLight systems;

  . dependence upon independent sales representatives and other indirect channels of distribution of our SpotLight systems;

  . political and economic instability in the regions where we sell our SpotLight systems;

  . enforceability of contracts with foreign customers and distributors governed by foreign laws;

  . lack of experienced technical and installation personnel familiar with our products in foreign markets;

  . increased costs and management oversight in managing several overseas locations; and

  . increased complexities in the financial, legal and operational aspects of our business.

 As more of our international sales are derived from sales in Asia, an increasing portion of our revenues could be subject to the economic and political risks associated with that region.

  We recognized the first commercial sale of our SpotLight GSM system in the fourth quarter of 2000 in Asia. Changes in political or economic conditions in that region could adversely affect our operations, in particular any deterioration of political relations between the United States and the People's Republic of China or between the People's Republic of China and Taiwan could negatively affect our business. If economic growth rates decline in Asia in general or the greater China market in particular, expenditures for telecommunications equipment and infrastructure improvements could decrease, which would negatively affect our business and our operating results.

 Our acquisition of Adaptive Telecom, Inc. could adversely affect combined financial results.

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

 We may engage in future acquisitions that dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

  We may make additional acquisitions of businesses, products or technologies in the future. No assurance can be given as to our ability to successfully integrate additional businesses, products, technologies or personnel that might have been acquired or may be acquired in the future, and our failure to do so could significantly affect our business and operating results. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow as quickly as possible or obtain access to technology that may be important to the development of our business.

 Our limited ability to protect our intellectual property may affect our ability to compete and we could lose customers.

  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our intellectual property or technology. In the foreign markets in which we are active, such as Asia, intellectual property laws and their enforcement are weaker than in the United States. If our methods of protecting our intellectual property are not adequate, our competitors may misappropriate our technology and we could lose customers to these competitors. In addition, third parties may develop alternative wireless communication technologies or products that do not infringe on any of our patents or intellectual property. Moreover, competing dissimilar technologies, such as those using wireline communication or using new or different protocols, may be deployed which would cause us to lose customers. In addition, the licensing of our technology for embedded solutions requires closer collaboration with our partners and, consequently, greater disclosure of our trade secrets and other intellectual property. Although we take certain precautions to protect our intellectual property, such as confidentiality agreements and patent and copyright filings in the U.S. and foreign jurisdictions, this may not be sufficient to prevent unauthorized use of our intellectual property.

 Claims that we infringe third party intellectual property rights, or changes in wireless standards and protocols could result in significant expense and restrictions on our ability to sell our systems in particular markets.

  From time to time, third parties have asserted patents, copyrights and other intellectual property rights with regard to wireless and other technologies that are important to our ability to develop smart antenna systems. We expect that we will increasingly be subject to infringement claims as the number of products and competitors in the smart antenna market grows and the functionality of products overlaps. Compliance with technology protocols established by various standards bodies may require configuration or operation of our products in a manner which would infringe third party patents or other intellectual property. Standards may be adopted which require the use of antenna configurations which could require licensing of third party patents or other intellectual property. In addition, in order to implement our embedded solutions into third party equipment, we may be required to license third party patents. Any of this could result in costly litigation or require us to obtain a license to intellectual property rights of third parties. See "Business--Intellectual Property" for more information regarding risks relating to protecting our intellectual property rights and risks relating to claims of infringement of other intellectual property rights.

 Our systems and the business of our customers are subject to significant government regulation which may cause uncertainty in the compliance of our systems and delay in the purchase of our systems.

  Many of our smart antenna systems are required to comply with numerous domestic and international government regulations and standards, which vary by market. As standards for products continue to evolve, we will need to modify our systems or develop and support new versions of our systems to meet emerging industry standards, comply with government regulations and satisfy the requirements necessary to obtain approvals. Compliance with government regulations and industry standards can each be a lengthy process, taking from several months to longer than a year. It may be difficult for us to obtain additional necessary regulatory approvals or comply with new industry standards in a timely manner, if at all. Our inability to obtain regulatory approval and meet established standards in a timely manner could delay or prevent entrance into or force our departure from markets, which would harm our sales. In addition, compliance with U.S. export control regulations may delay or prevent the export of our products, data and technology to foreign customers, distributors and wireless equipment partners, particularly in China.

  In addition, our customers' operations are subject to extensive government regulations. To the extent that our customers are delayed in deploying their wireless systems as a result of existing or new standards or regulations, we could experience delays in orders. Any delay could contribute to fluctuations in our results of operations. See "Business--Government Regulation" for more information regarding the governmental control and approval of our business.

 We must reduce our costs and introduce new systems in order to achieve and maintain profitability.

  We anticipate that average selling prices for our smart antenna systems will need to decrease in the future in response to competitive pricing pressures and new product introductions by competitors. To achieve profitability we will need to reduce our manufacturing costs. If the price of base station equipment continues to decrease, the addition of new cell sites may be viewed as a more cost-effective alternative for wireless network operators seeking increased capacity. In order to compete, we must lower average selling prices. To lower average selling prices without adversely affecting gross profits, we will have to reduce the manufacturing costs of our smart antenna systems through engineering improvements and economies of scale in production and purchasing. We may not be able to achieve cost savings at a rate needed to keep pace with competitive pricing pressures. If we are unable to reduce costs sufficiently to offset the expected declining average selling prices, we may not achieve profitability. Further, if we cannot provide our distribution partners with sufficient financial incentive to distribute our systems without adversely affecting our profitability, our distribution strategy would be harmed which could result in the loss of current and potential customers.

                    Risks Related to the Wireless Industry

 We depend on the capital spending patterns of wireless network operators, and if their capital spending is decreased or delayed it may result in lower than expected revenues.

  Since we rely on wireless network operators to purchase our smart antenna systems, any substantial decrease or delay in capital spending patterns in the industry would negatively affect our revenues which could cause our stock price to decline. The demand for our smart antenna systems depends, to a significant degree, on the magnitude and timing of capital spending by these operators for constructing, rebuilding or upgrading their systems. The capital spending patterns of wireless network operators depends on a variety of factors outside of our control, including access to financing, the status of federal, local, and foreign government regulation and deregulation, changing standards for wireless technology, overall demand for analog and digital wireless services, competitive pressures, and general economic conditions. In addition, capital spending patterns in the wireless industry can be subject to some degree of seasonality, with lower levels of spending in the first calendar quarter, based on annual budget cycles.

 Intense competition in the wireless infrastructure equipment market may lead to reduced prices, revenues and market share causing the price of our stock to decline.

  The market for spectrum management solutions is relatively new but we expect it to become increasingly competitive. This market is part of the broader market for wireless infrastructure equipment which is dominated by a number of large companies including Lucent, Motorola, Ericsson, Nortel, Nokia, Siemens, Alcatel and others. Our smart antenna systems compete with other solutions to expand network capacity. These alternative solutions include other smart antenna systems, adding base stations for capacity, deploying efficient digital technologies and various enhancements to digital technologies. We believe that the principal competitive factor is the cost-effective delivery of increased capacity to wireless network operators. If our systems are not the most cost-effective solution, our ability to attract and retain customers would be harmed. We believe that base station manufacturers, which provide wireless network capacity through sales of additional base stations or the development of competitive technologies, represent the most significant competitive threat to us. For more information on the competitive risks facing us, please see "Business--Competition."

 The failure of the wireless communications services industry to grow at the rates currently anticipated would seriously harm our business, results of operation and financial condition.

  Our future operating results will depend upon the continued growth and increased availability and acceptance of wireless communications services. There can be no assurance that the volume and variety of wireless services or the markets for and acceptance of such services will grow, or that any such growth will create a demand for our systems. If the wireless communications market fails to grow, or grows more slowly than anticipated, our sales will be lower than expected, which would seriously harm our business.

  The wireless communications industry has developed different technologies and standards based on the type of service provided and geographical region. There is uncertainty as to whether all existing wireless technologies will continue to achieve market acceptance in the future. If a digital technology for which we develop a smart antenna system is not widely adopted, the potential size of the market for this system would be limited, and we may not recover the cost of development. Further, we may not be able to redirect our development efforts toward those digital wireless technologies that do sustain market acceptance in a timely manner, which would impede our ability to achieve or sustain profitability once achieved.

 The market for mobile delivery of Internet-based services may not materialize which would be detrimental to our future prospects.

  We anticipate that significant wireless capacity demand will result from the proliferation of mobile delivery of Internet-based services. Data services often put more strain on wireless network capacity than voice, creating greater constraints on the limited capacity of wireless network operators. If the market for mobile delivery of Internet-based services does not expand at projected rates, our business may suffer.

 Wireless network operators planning capital expenditures for future 3G deployments may negatively impact SpotLight GSM revenue.

  Currently, GSM operators are relying on GPRS upgrades to their current GSM infrastructure to support future high speed data services. The SpotLight GSM system supports GPRS and can help wireless network operators deploy these GPRS enabled data services. The long term evolution for GSM networks is to migrate GPRS to the third generation wireless standard, WCDMA, which promises to deliver even higher data rates, but requires completely replacing existing GSM network equipment with new WCDMA infrastructure. The current SpotLight GSM product is not compatible with WCDMA. Consequently, there is a risk that wireless network operators, in anticipation of the migration to WCDMA, will decide not to invest capital in their existing networks and therefore not purchase the current GSM product. If this occurs, and sales of our SpotLight GSM system decline, our business may suffer.

                       Risks Related to Our Stockholders

 Our stock price has been volatile historically, which may make it more difficult for you to resell shares when you want, at prices you find attractive.

  The trading price of our common stock has been, and may continue to be, subject to fluctuations. During 2000, the closing sale prices of our common stock on the Nasdaq Stock Market ranged from $34.19 to $6.31 per share and the sale price of our common stock closed at $8.75 per share on March 15, 2001. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for wireless telecommunications companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

 Management and a few large stockholders beneficially own a substantial portion of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price.

  Metawave's directors and executive officers and several large stockholders beneficially own a substantial portion of our outstanding common stock. As a result of their ownership and positions, our directors and executive officers and these stockholders collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Metawave. In addition, sales of significant amounts of shares held by Metawave's directors and executive officers and these stockholders, or the prospect of these sales, could adversely affect the market price of Metawave Common Stock.

 We will need to raise additional capital, which may not be available on favorable terms and could result in additional dilution.

  We believe that our current capital reserves will be sufficient to fund our operating requirements for at least the next twelve months. Thereafter, we will need to raise additional capital. Additional financing may not be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our business, take advantage of unanticipated opportunities or respond to competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be diluted and the securities issued may have rights, preferences and privileges senior to those of our common stock.

 Anti-takeover provisions could make it more difficult for a third party to acquire us.

  Our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Metawave without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Metawave, which could have an adverse effect on the market price of our stock. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our Board of Directors. Similarly, state laws in Washington related to corporate takeovers may prevent or delay a change of control of Metawave.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. Statement 133, as amended, establishes accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either assets or liabilities measured at their fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133, as amended, is effective for the Company's fiscal year 2001. Management believes that the adoption of this statement will not have a material impact on the Company's financial position or results of operations.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

  We do not use derivative financial instruments. We generally place our marketable security investments in high credit quality instruments, primarily U.S. Government obligations and corporate obligations with contractual maturities of less than one year. We do not expect any material loss from our marketable security investments. Our investments are subject to minimal interest rate risk, whereby if the average interest rate changed 1%, our results of operations could increase or decrease by approximately $300,000.

Foreign Currency Risk

  In addition, our export sales, which are denominated in U.S. dollars, result in concentrations of credit risk. The continued development of our international operations will result in an increased market risk relative to foreign currencies. At this time, we do not believe there will be material risks related to fluctuations in foreign exchange rates.

ITEM 8. FINANCIAL STATEMENTS

                                                                      Page in
                                                                     Form 10-K
                                                                     ---------
Consolidated Balance Sheets--December 31, 1999 and 2000.............     26
Consolidated Statements of Operations--years ended December 31,
 1998, 1999 and 2000................................................     27
Consolidated Statements of Stockholders' Equity (Deficit)--years
 ended December 31, 1998, 1999 and 2000.............................     28
Consolidated Statements of Cash Flows--years ended December 31,
 1998, 1999 and 2000................................................     29
Notes to Consolidated Financial Statements..........................     30
Report of Arthur Andersen LLP, Independent Public Accountants.......     45
Report of Ernst & Young LLP, Independent Auditors...................     46

                      METAWAVE COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                            December 31,
                                                         --------------------
                                                           1999       2000
                                                         ---------  ---------
                         ASSETS
                         ------

Current assets:
  Cash and cash equivalents............................. $  20,165  $  37,921
  Accounts receivable, less allowances of $908 in 1999
   and $45 in 2000......................................    10,127     21,533
  Inventories...........................................     4,149     17,022
  Prepaid expenses and other current assets.............       613      2,448
                                                         ---------  ---------
    Total current assets................................    35,054     78,924
Property and equipment, net.............................     5,701      6,642
Goodwill, net...........................................       --      75,109
Other intangibles, net..................................       --       6,308
Note receivable from officer............................       --       1,005
Other noncurrent assets.................................       191        367
                                                         ---------  ---------
    Total assets........................................ $  40,946  $ 168,355
                                                         =========  =========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     ----------------------------------------------

Current liabilities:
  Accounts payable...................................... $   3,758  $  17,568
  Accrued liabilities...................................     2,493      2,604
  Accrued compensation..................................     1,511      2,478
  Current portion of notes payable......................        75         20
  Current portion of capital lease obligations..........     2,692      2,894
  Deferred revenues.....................................     1,766        719
                                                         ---------  ---------
    Total current liabilities...........................    12,295     26,283
Notes payable, less current portion.....................         8         53
Capital lease obligations, less current portion.........     2,479      2,473
Other long-term liabilities.............................        16         16

Commitments (Note 9)

Convertible and redeemable preferred stock--issued and
 outstanding shares: 32,027,203 and 0 in 1999 and 2000,
 respectively at liquidating value......................   143,945        --
Convertible and redeemable preferred stock warrants.....       157        --
Stockholders' equity (deficit):
  Preferred stock, $.0001 par value:
   Authorized shares--37,000,000 at December 31, 1999
    and 10,000,000 shares at December 31, 2000..........       --         --
  Common stock, $.0001 par value:
   Authorized shares--50,000,000 at December 31, 1999
    and 150,000,000 shares at December 31, 2000; issued
    and outstanding shares--2,390,910 and 43,483,300 in
    1999 and 2000, respectively.........................     3,573    321,451
  Deferred stock compensation...........................      (906)   (11,591)
  Accumulated other comprehensive income (loss).........        19       (155)
  Accumulated deficit...................................  (120,640)  (170,175)
                                                         ---------  ---------
   Total stockholders' equity (deficit).................  (117,954)   139,530
                                                         ---------  ---------
   Total liabilities and stockholders' equity
    (deficit)........................................... $  40,946  $ 168,355
                                                         =========  =========

                            See accompanying notes.

                      METAWAVE COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1998      1999      2000
                                                  --------  --------  --------
Revenues........................................  $ 15,991  $ 22,596  $ 52,777
Cost of revenues................................    18,028    22,236    37,890
                                                  --------  --------  --------
Gross profit (loss).............................    (2,037)      360    14,887
                                                  --------  --------  --------
Operating expenses:
  Research and development......................    18,495    22,787    28,390
  Sales and marketing...........................    11,346    11,080    12,287
  General and administrative....................     5,887     5,732     9,516
  In-process research and development...........       --        --     10,400
  Amortization of intangibles and goodwill......       --        --      5,054
                                                  --------  --------  --------
    Total operating expenses....................    35,728    39,599    65,647
                                                  --------  --------  --------
Loss from operations............................   (37,765)  (39,239)  (50,760)
Other income, net...............................       790     1,165     2,663
Interest expense................................    (7,353)   (4,339)     (674)
                                                  --------  --------  --------
Other income (expense), net.....................    (6,563)   (3,174)    1,989
                                                  --------  --------  --------
Net loss before cumulative effect of change in
 accounting principle...........................   (44,328)  (42,413)  (48,771)
Cumulative effect on prior years of change in
 accounting principle...........................       --        --       (764)
                                                  --------  --------  --------
Net loss........................................  $(44,328) $(42,413) $(49,535)
                                                  ========  ========  ========
Basic and diluted net loss per share before
 cumulative effect of change in accounting
 principle......................................  $ (21.88) $ (18.98) $  (1.78)
Cumulative effect on prior years of change in
 accounting principle...........................       --        --      (0.02)
                                                  --------  --------  --------
Basic and diluted net loss per share............  $ (21.88) $ (18.98) $  (1.80)
                                                  ========  ========  ========
Pro forma net loss assuming the change in
 accounting principle was applied in 1998 and
 1999...........................................  $(44,487) $(43,019)
                                                  ========  ========
Pro forma basic and diluted net loss per share
 assuming the change in accounting principle was
 applied in 1998 and 1999.......................  $  21.96  $  19.25
                                                  ========  ========

                            See accompanying notes.

                      METAWAVE COMMUNICATIONS CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              For the Years Ended December 31, 1998, 1999 and 2000
                       (In thousands, except share data)

                                                              Accumulated                  Total
                             Common Stock         Deferred       Other                 Stockholders'
                          --------------------     Stock     Comprehensive Accumulated     Equity
                            Shares     Amount   Compensation Income (Loss)   Deficit     (Deficit)
                          ----------  --------  ------------ ------------- ----------- -------------
Balance at January 1,
 1998...................   1,955,396  $  1,968    $ (1,205)      $ --       $ (33,899)   $ (33,136)
Repurchased restricted
 stock..................     (92,266)       (5)        --          --             --            (5)
Exercise of stock
 options................     241,766       106         --          --             --           106
Issuance and exercise of
 common stock warrants..       7,333       110         --          --             --           110
Amortization of deferred
 stock compensation.....         --        --          651         --             --           651
Comprehensive income
 (loss):
  Foreign exchange
   translation gain.....         --        --          --            6            --             6
  Net loss..............         --        --          --          --         (44,328)     (44,328)
                                                                                         ---------
Comprehensive loss......                                                                   (44,322)
                          ----------  --------    --------       -----      ---------    ---------
Balance at December 31,
 1998...................   2,112,229     2,179        (554)          6        (78,227)     (76,596)
Exercise of stock
 options................     278,681       137         --          --             --           137
Issuance of common stock
 warrants...............         --         88         --          --             --            88
Deferred stock
 compensation...........         --      1,169      (1,169)        --             --           --
Amortization of deferred
 stock compensation.....         --        --          817         --             --           817
Comprehensive income
 (loss):
  Foreign exchange
   translation gain.....         --        --          --           13            --            13
  Net loss..............         --        --          --          --         (42,413)     (42,413)
                                                                                         ---------
Comprehensive loss......                                                                   (42,400)
                          ----------  --------    --------       -----      ---------    ---------
Balance at December 31,
 1999...................   2,390,910     3,573        (906)         19       (120,640)    (117,954)
Repurchased restricted
 stock..................        (375)       (1)        --          --             --            (1)
Exercise of stock
 options................     425,921       699         --          --             --           699
Issuance of common stock
 from employee
 purchases..............      87,846       676                                                 676
Issuance of common stock
 from initial public
 offering...............   7,187,500    58,873         --          --             --        58,873
Issuance of common stock
 to acquire Adaptive
 Telecom................   5,361,803    93,735         --          --             --        93,735
Issuance of common stock
 options to acquire
 Adaptive Telecom.......         --        771         --          --             --           771
Conversion of
 convertible and
 redeemable preferred
 stock to common stock..  27,972,907   143,945         --          --             --       143,945
Conversion of preferred
 stock warrants to
 common stock warrants..         --        157         --          --             --           157
Exercise of common stock
 warrants...............      56,788       --          --          --             --           --
Deferred stock
 compensation...........                19,023     (19,023)        --             --           --
Amortization of deferred
 stock compensation.....         --                  8,338         --             --         8,338
Comprehensive loss:
  Foreign exchange
   translation loss.....         --        --          --         (174)           --          (174)
  Net loss..............         --        --          --          --         (49,535)     (49,535)
                                                                                         ---------
Comprehensive loss......                                                                   (49,709)
                          ----------  --------    --------       -----      ---------    ---------
Balance at December 31,
 2000...................  43,483,300  $321,451    $(11,591)      $(155)     $(170,175)   $ 139,530
                          ==========  ========    ========       =====      =========    =========


                            See accompanying notes.

                      METAWAVE COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1998      1999      2000
                                                  --------  --------  --------
                                                        (In thousands)
Operating activities:
Net loss........................................  $(44,328) $(42,413) $(49,535)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization.................     2,623     3,035     8,272
  In-process research and development...........       --        --     10,400
  Amortization of deferred stock compensation...       651       817     8,338
  Accrued interest expense on senior notes......     2,704       --        --
  Debt financing amortization...................     2,673     2,321       --
  Other.........................................       118       296       (86)
  Changes in operating assets and liabilities
   net of acquisition:
   Increase in accounts receivable..............    (2,885)   (5,798)  (11,406)
   Decrease (increase) in inventories...........    (3,849)    3,780   (12,873)
   Decrease (increase) in prepaids, officer note
    and other noncurrent assets.................      (502)        8    (2,882)
   Increase (decrease) in accounts payable,
    accrued liabilities, and accrued
    compensation................................     7,915    (1,441)   14,464
   Increase in other long-term liabilities......        (5)      --        --
   Increase (decrease) in deferred revenues.....        30     1,621    (1,047)
                                                  --------  --------  --------
   Net cash used in operating activities........   (34,855)  (37,774)  (36,355)
                                                  --------  --------  --------
Investing activities:
Cash paid for acquisition of Adaptive Telecom...       --        --     (2,500)
Proceeds from sale of assets....................        78       --        --
Purchases of equipment..........................    (2,593)   (1,317)   (1,043)
                                                  --------  --------  --------
Net cash used in investing activities...........    (2,515)   (1,317)   (3,543)
                                                  --------  --------  --------
Financing activities:
Net proceeds from issuance of preferred stock...     7,190    82,507       --
Net proceeds from issuance of common stock......       --        --     58,873
Net proceeds from exercise of common stock
 options........................................       101       138       698
Net proceeds from employee stock purchases......       --        --        676
Proceeds from notes payable.....................    29,000       --         66
Payments on notes payable.......................      (182)  (31,841)      (76)
Principal payments on capital lease
 obligations....................................    (1,317)   (2,319)   (2,568)
                                                  --------  --------  --------
Net cash provided by financing activities.......    34,792    48,485    57,669
                                                  --------  --------  --------
Net increase (decrease) in cash.................    (2,578)    9,394    17,771
Effect of exchange rate changes on cash.........         7         8       (15)
Cash and cash equivalents at beginning of
 period.........................................    13,334    10,763    20,165
                                                  --------  --------  --------
Cash and cash equivalents at end of period......  $ 10,763  $ 20,165  $ 37,921
                                                  ========  ========  ========
Noncash transactions and supplemental
 disclosures:
Capital lease obligations incurred to purchase
 assets.........................................  $  3,104  $  1,256  $  2,764
Inventories reclassified to property and
 equipment......................................       171       --        --
Noncash conversion of preferred stock to common
 stock..........................................       --        --    143,945
Noncash conversion of preferred stock warrants
 to preferred stock.............................       --        620       --
Noncash issuance of common stock for
 acquisition....................................       --        --     93,735
Noncash issuance of common stock options for
 acquisition....................................       --        --        771
Noncash conversion of preferred stock warrants
 to common stock warrants.......................       --        --        157
Deferred stock compensation.....................       --      1,169    19,023
Interest paid...................................       596     1,653       494

                            See accompanying notes.

                      METAWAVE COMMUNICATIONS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

 Description of Business

  Metawave Communications Corporation, a Delaware corporation (the "Company") headquartered in Redmond, Washington, provides smart antenna systems and embedded solutions to wireless network operators facing capacity constraints in the wireless communications industry. The Company's SpotLight smart antenna systems consist of antennas that improve the reception and transmission of radio signals dynamically through the use of our proprietary software. The Company believes that wireless operators can increase overall network capacity, improve or maintain network quality, reduce network operating costs, and better manage network infrastructure by implementing our SpotLight systems. As the demand for wireless services continues to grow, the Company intends to develop embedded solutions based on our proprietary technologies that address the associated network capacity problems faced by wireless network operators.

 Principles of Consolidation and Basis of Presentation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

  The Company uses a 52 week fiscal year ending on the Sunday closest to December 31. The 2000 fiscal year ended on December 31, 2000, with each of the fiscal quarters representing a 13-week period. For convenience of presentation, all fiscal periods in these financial statements are treated as ending on a calendar month end.

 Liquidity

  The Company experienced net losses of $44,328,000, $42,413,000 and $49,535,000 for the fiscal years ended December 31, 1998, 1999 and 2000, respectively. These losses are the result of intense product development efforts and costs associated with the development of the Company's manufacturing and sales operations. Management believes that the Company will experience substantial losses in 2001 and 2002, even if commercial sales of the Company's systems continue to grow. Management believes that existing cash, unused credit facilities, and revenues from systems sales and service revenues, will be sufficient to fund operations for the next twelve months. Any substantial inability to achieve the current business plan could have a material adverse impact on the Company's financial position, liquidity or results of operations and may require the Company to reduce expenditures to enable it to continue operations for the next twelve months.

 Foreign Currency Translation

  The functional currency of the Company's foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the month. The translation adjustment resulting from this process is shown within accumulated other comprehensive income (loss) as a component of stockholders' equity. Gains and losses on foreign currency transactions are included in the consolidated statement of operations as incurred. To date, gains and losses on foreign currency transactions have not been significant.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Accordingly, actual results may differ from those estimates.

                      METAWAVE COMMUNICATIONS CORPORATION

 Revenue Recognition and 2000 Change in Revenue Recognition Accounting
Principle

  The Company generates revenues through the sales of smart antenna systems and related installation and optimization services. System revenues are recognized when title to the system and risk of loss has been transferred to the customer and all customer acceptance conditions, if any, have been satisfied, and when collection is probable. During 2000, the Company began deferring that portion of equipment revenue that is billable after completion of installation and optimization services. See further discussion of change in accounting principle below.

  Service revenues, generally for installation and optimization, are recognized when the services have been performed and all customer acceptance conditions, if any, have been satisfied. Revenues from maintenance contracts are deferred and recognized ratably over the term of the agreement (which is typically one year). Any billings in excess of revenues are classified as deferred revenues and related systems are recorded as inventory.

  Accounting principle change--The Company has completed its final analysis of Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 "Revenue Recognition" issued in December 1999 and the Frequently Asked Questions and Answers published by the SEC Staff in October 2000. The Company has decided to change its accounting principle for revenue recognition related to the portion of equipment revenue billable upon installation and optimization. Historically, the Company has recognized this revenue upon delivery of the equipment. The newly adopted principle provides for the deferral of that portion of equipment revenue billable upon installation and optimization until those services are completed. This change in accounting principle resulted in a charge of $764,000 for the cumulative effect of the change through the end of fiscal 1999. For the year ended December 31, 2000, the effect of this change is a $1,975,000 reduction in revenue and gross profit and an increase in net loss before the cumulative effect of the change and a $0.02 increase in basic and diluted net loss per share. We believe that the change in accounting principle is preferable based on guidance provided in SAB 101.

 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The carrying value of financial instruments approximates market value.

  The Company's customers are primarily wireless network operators in the United States and certain international markets. As such, the Company's primary market is made up of a limited number of customers operating within the same industry, thereby subjecting the Company to business risks associated with potential downturns of the industry.

  The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves, which to date have not been material, for potential credit losses, and such losses have been within management's expectations.

 Net Loss per Share

  Basic net loss per share is computed by dividing net loss available to common stock by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of securities by including other common stock equivalents, including stock options and redeemable convertible preferred stock, in the weighted average number of common shares outstanding as if such shares were converted to common stock at the time of issuance. Restricted stock and common stock equivalents, including stock options and warrants and convertible redeemable preferred stock, are excluded from the

                      METAWAVE COMMUNICATIONS CORPORATION
computation as their effect is anti-dilutive. For the periods presented, there is no difference between the basic and diluted net loss per share.

  Pro forma loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding and the weighted average number of shares of convertible and redeemable preferred stock outstanding as if such shares were converted to common stock at the time of issuance.

 Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company invests with various high-quality institutions and, in accordance with Company policy, limits the amount of credit exposure to any one institution.

 Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist of purchased parts, subassemblies and finished goods.

 Property and Equipment

  Property, equipment and leasehold improvements are recorded at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of two to seven years of the related assets for financial statement purposes. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life. The Company's property and equipment is used as collateral for its financing arrangements.

Impairment of Long-Lived Assets

  The Company accounts for impairment of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Based on management's review, the Company believes that no impairment of long-lived assets has occurred.

 Warranty

  The Company generally provides a 12 month warranty, which may vary depending upon specific contractual terms, on all systems and records a related provision for estimated warranty costs at the date of sale. The warranty accrual at December 31, 1999 and 2000 was $568,000 and $1,121,000, respectively.

 Research and Development Costs

  Research and development costs are expensed as incurred.

 Advertising Costs

  Advertising costs are charged to expense as incurred. Advertising expense of $692,000, $1,387,000, and $1,712,000 was recorded for the years ended December 31, 1998, 1999, and 2000, respectively.

                      METAWAVE COMMUNICATIONS CORPORATION

 Stock-Based Compensation

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123 (refer to Note 7). The Company recognizes compensation expense for options and warrants granted to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Consensus 96-18.

 Other Comprehensive Income

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The only item of other comprehensive income (loss) which the Company currently reports is foreign currency translation adjustments.

 Business Segments

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments in annual financial statements. The Company operates in one material segment as a provider of CDMA wireless telecommunication equipment. The Company's GSM segment is not material. SFAS No. 131 also establishes standards for related disclosures about systems and services, geographic areas and major customers. Information related to international operations and major customers is contained in Notes 13 and 14.

 New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. Statement 133, as amended, establishes accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either assets or liabilities measured at their fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133, as amended, is effective for the Company's fiscal year 2001. Management believes that the adoption of this statement will not have a material impact on the Company's financial position or results of operations.

2. Business Combinations

  On September 21, 2000, the Company completed the acquisition of Adaptive Telecom, Inc. ("Adaptive Telecom") with the issuance of 5,361,803 shares of common stock and 124,377 stock options of Metawave in exchange for all the outstanding capital stock and the assumption of all outstanding options to acquire Adaptive Telecom common stock. This included 786,336 shares of restricted stock issued to employees, subject to vesting requirements, that may be repurchased by Metawave upon termination of employment. The acquisition was

                      METAWAVE COMMUNICATIONS CORPORATION
accounted for under the purchase method of accounting, and the results of operations of Adaptive Telecom had been included in the consolidated financial statements from the date of the acquisition.

  The total purchase price including acquisition related expenses was approximately $114.3 million, of which $10.4 million was allocated to in-process research and development and expensed upon the closing of the acquisition. Values assigned to in-process research and development were determined with the assistance of an independent appraiser using a discounted cash flow analysis which considered, among other factors, the state of development of each project, the time and cost needed to complete each project, expected income and associated risks.

  The intangible assets acquired included assembled workforce and patents totalling $7.0 million. Purchased goodwill, representing purchase price in excess of values assigned to identified tangible and intangible assets was approximately $79.5 million. The intangible assets and purchased goodwill are being amortized on a straight line basis over a useful life of three years for the intangible assets and five years for goodwill. Amortization expense of approximately $5.1 million was recorded for the fiscal year 2000. As of December 31, 2000, accumulated amortization of intangibles and goodwill was $5.1 million.

  The value allocated to deferred stock compensation of $17.4 million represented the excess of the fair market value over the exercise price for options and unvested restricted stock which had been issued to employees of Adaptive Telecom and were outstanding at September 21, 2000. The value of the deferred compensation will be amortized over the related remaining vesting periods using an accelerated vesting approach pursuant to FASB Interpretation No. 28.

  The following unaudited pro forma financial information reflects the results of operations for the years ended December 31, 1999 and 2000, as if the acquisition of Adaptive Telecom had occurred on January 1 of each year. The pro forma results exclude the $10.4 million nonrecurring write-off of in-process research and development. The historical results of Adaptive Telecom are based on its results of operations for the years ended December 31, 1999 and 2000.

                                                                Years Ended
                                                               December 31,
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
                                                              (Unaudited, in
                                                                thousands)
   Revenues................................................. $ 26,146  $ 53,475
   Net loss................................................. $(74,586) $(62,056)
   Net loss per share....................................... $ (10.58) $  (2.00)

3. Inventories

                                                                   December 31,
                                                                  --------------
                                                                   1999   2000
                                                                  ------ -------
                                                                  (In thousands)
   Purchased parts............................................... $2,251 $11,038
   Subassemblies.................................................  1,144   3,752
   Finished goods................................................    754   2,232
                                                                  ------ -------
                                                                  $4,149 $17,022
                                                                  ====== =======

  Purchased parts include purchased components and partially assembled units. Subassemblies primarily represent components that are assembled and ready for final configuration pending the detailed requirements for the specific customer.

                      METAWAVE COMMUNICATIONS CORPORATION

4. Property and Equipment

                                                                December 31,
                                                               ----------------
                                                                1999     2000
                                                               -------  -------
                                                               (In thousands)
   Equipment.................................................. $10,100  $13,832
   Furniture and fixtures.....................................     976    1,097
   Leasehold improvements.....................................     910      958
                                                               -------  -------
                                                                11,986   15,887
   Accumulated depreciation and amortization..................  (6,285)  (9,245)
                                                               -------  -------
                                                               $ 5,701  $ 6,642
                                                               =======  =======

  Included in property and equipment are assets acquired under capital lease obligations with an original cost of $8,920,000 and $9,392,000 as of December 31, 1999 and 2000, respectively. Accumulated amortization on the leased assets was $3,749,000 as of December 31, 1999 and $6,222,000 as of December 31, 2000.

5. Notes Payable

Senior Secured Notes

  On April 28, 1998, the Company issued $29.0 million aggregate principal amount of Senior Secured Notes ("Senior Notes"), with a maturity date of April 28, 2000. The Senior Notes accrued interest at 13.75%, payable semiannually at the option of the Company in either additional Senior Notes or cash. In October 1998, the Company issued additional Senior Notes of approximately $2.7 million in connection with the related accrued interest.

  In connection with the Senior Notes, the noteholders received warrants to purchase 537,500 shares of Series D Preferred Stock at $0.01 per share. The Company recorded debt issuance fees of approximately $4.3 million related to the estimated fair value of these warrants. The debt issuance fees were amortized over the period during which the Senior Notes were outstanding.

  On December 21, 1998, the Company issued an additional 83,202 warrants at $0.01 per share to the Senior Noteholders in connection with certain antidilution provisions. The fair value of these additional warrants was estimated to be approximately $671,000 which was being amortized over the remaining term of the Senior Notes.

  In April 1999, the Company retired all of the principal and accrued interest on the Senior Notes aggregating $33,124,570. In addition, the warrants issued in connection with the Senior Notes were exercised by the noteholders for an aggregate 620,702 shares of Series D Preferred Stock. Amortization of debt issuance costs, which has been included in interest expense, aggregated $4,170,000 in 1998 and $2,321,000 in 1999.

Line of Credit Agreement

  The Company has a credit facility with Imperial Bank. The facility provides for a revolving credit line of $10.0 million to support working capital with a $2.8 million sublimit for issuance of trade-related commercial and standby letters of credit. Outstanding balances on the credit line bear interest at the bank's prime rate (8.5% as of December 31, 1999 and 9.5% as of December 31, 2000), and are secured by the Company's accounts receivable. At December 31, 1999 and 2000, $2.5 million and $2.8 million, respectively, was outstanding related to the issuance of standby letters of credit for facilities and equipment. The Company is required to comply with certain covenants set forth in the line of credit agreement. The Company is currently in compliance with these covenants.

                      METAWAVE COMMUNICATIONS CORPORATION

6. Convertible and Redeemable Preferred Stock

  Through 1997, the Company issued 5,500,000, 2,740,743, 2,491,880 and
2,397,727 of Series A, B, C and D preferred stock at $1.00, $3.375, $6.16, and $8.00 per share, respectively, with proceeds of $49,281,804.

  In December 1998, the Company issued 898,738 shares of Series E Preferred Stock ("Series E") through a private offering. Proceeds from the initial round of Series E financing amounted to $7,189,904, or $8.00 per share.

  In January 1999, the Company issued 726,264 additional shares of Series E at $8.00 per share with gross proceeds of $5,810,112. In April and June 1999, the Company issued 15,676,153 additional shares of Series E at $5.00 per share with gross proceeds of $78,380,765. In connection with the issuance of the Series E at $5.00 per share in April, the existing Series E shareholders were issued 974,996 additional Series E shares adjusting the price per share from $8.00 to $5.00.

  Holders of Series A, B, C, D and E had preferential rights to dividends ($.08, $.27, $.49, $.64 and $.40 per share per annum, respectively) when and if declared by the Board of Directors. Dividends were not cumulative until January 1, 2002. The holders were entitled to the number of votes equal to the number of shares of common stock into which the preferred stock could be converted.

  The Series A, B, C, D and E conversion rates to common stock were 0.66667, 0.66667, 0.87190, 0.96096, and 0.95238, respectively. In conjunction with the closing of the Company's initial public stock offering, on May 2, 2000, all series of preferred stock were converted to 27,972,907 shares of common stock.

7. Stockholders' Equity

Initial Public Offering

  On May 2, 2000, the Company completed an initial public offering of its common stock. A total of 7,187,500 shares of common stock offered were sold at $9.00 per share. The aggregate gross proceeds from the sale were $64.7 million. Net proceeds from the offering amounted to $58.9 million and were invested in high quality short-term investments.

Stock Option Plans

  The Company's Third Amended and Restated 1995 Stock Option Plan (the "1995 Plan") provides for the granting of incentive stock options and nonqualified stock options to employees, officers, directors and consultants. Options under the 1995 Plan have been granted at estimated fair value on the date of grant and expire ten years after the date of the grant. Options granted under the 1995 Plan generally become exercisable at the rate of 25% of the total number of shares subject to the option on the first anniversary and as to 1/48th of the total shares each month thereafter, with the options being fully vested on the fourth anniversary of the grant date. The Company reserved 2,766,666 shares of common stock for issuance under the 1995 Plan.

  The 1998 Directors' Stock Option Plan (the "Directors' Plan") was adopted by the Board of Directors in February 1998 and approved by the stockholders on April 20, 1998. A total of 200,000 shares of common stock were reserved for issuance under the Directors' Plan. The Directors' Plan provides for discretionary grants of nonstatutory stock options to non-employee directors of the Company. The Plan provides automatic formula based grants to the non-employee directors. In February 2000, the Board of Directors amended the Directors' Plan, and the shareholders approved the amendment in April 2000. The amended plan became effective on April 26, 2000. An automatic grant of an option to purchase 16,666 shares of common stock is made to each non-employee director who joins the Board. Additionally, at each annual shareholder meeting, each

                      METAWAVE COMMUNICATIONS CORPORATION
non-employee director is granted an additional option to purchase 6,666 shares of common stock, provided that the director continues serving on the Board and has served as a director for six months prior to grant date. The amendment to the Directors' Plan increased the options reserved under the Directors' Plan to 466,666. Initial options granted under the Directors' Plan to new non-employee directors will vest as to 25% of the shares underlying the option on the first anniversary of the date of the option grant and as to 1/48th of the total shares each month thereafter, so that these options will be fully vested on the fourth anniversary of the grant date. Options granted to the Company's non-employee directors at the time of each annual stockholders meeting vest as to 1/36th of the total shares each month so that these options will be fully vested on the third anniversary of the grant date. The exercise price of all stock options granted under the Directors' Plan shall be equal to the fair market value of the Company's common stock on the date of grant of the option. Options granted under the Directors' Plan have a term of ten years.

  In May 1998, the Board of Directors approved the 1998 Stock Option Plan (the "1998 Plan"). Options granted under the 1998 Plan generally vest on the same terms as options under the 1995 Plan and are exercisable for a period of ten years. The Board initially reserved 566,666 shares under the 1998 Plan and approved an increase to 1,763,369 shares in April 1999. In February 2000, an evergreen formula increased the number of shares in the 1998 Plan to 1,835,097.

  In June 1999, the Board of Directors approved the adoption of the Employee Option Incentive Program (the "Incentive Program") under the 1998 Plan. Options granted under the Incentive Program vest in five years from the date of grant, however, the terms of the grant also provided that vesting of 50% of the options would accelerate on the date of the Company's initial public offering on April 27, 2000, and the remaining 50% would vest on April 27, 2001. Options under the Incentive Program were granted at estimated fair market value on the date of grant and expire ten years after the date of the grant. The Board of Directors issued 336,666 shares under this program.

  The 2000 Stock Option Plan (the "2000 Plan") provides for the grant of incentive stock options to employees, including employee directors, and of nonstatutory stock options and stock purchase rights to employees, directors and consultants. The 2000 Plan was originally adopted by the Board of Directors in February 2000 and was approved by our stockholders in April 2000. The 2000 Plan provides for this issuance of options and rights to purchase up to 1,333,333 shares of our common stock, plus an automatic annual increase on the first day of each fiscal year beginning in 2001 through 2009 equal to the lesser of 2,000,000 shares, 5% of our outstanding common stock on the last day of the immediately preceding fiscal year, or a lesser number of shares as our Board of Directors determines. Unless terminated earlier by the Board of Directors, the 2000 Plan will terminate ten years following its effective date. Initial options granted under the 2000 Plan to employees will vest as to 25% of the shares underlying the option on the first anniversary of the date of option grant and as to 1/48th of the total shares each month thereafter, so that these options will be fully vested on the fourth anniversary of the grant date. Subsequent options granted to employees will vest at a rate of 1/36th of the shares each month so that these options will be fully vested on the third anniversary of the grant date.

  Deferred stock compensation is calculated as the difference between the exercise price and the deemed fair market value of the Company's common stock at the date of grant. The deferred stock compensation is amortized over the vesting period of the related options using a graded vesting approach. In 1999 and 2000, deferred stock compensation of $1,169,000 and $19,023,000 was recorded for options granted under the various stock option plans. Amortized stock compensation of $651,000, $817,000, and $8,338,000 was recorded during each of the years ended December 31, 1998, 1999, and 2000, respectively.

  The Company assumed the Adaptive Telecom 1997 Stock Plan (the "1997 Plan") in connection with its acquisition of Adaptive Telecom, Inc. in September 2000. The 1997 Plan provided for the grant to employees of incentive stock options and the grant of nonstatutory stock options and stock purchase rights to employees,

                      METAWAVE COMMUNICATIONS CORPORATION
consultants and directors. As of December 31, 2000, options to purchase 124,377 shares of common stock were outstanding under this plan. The terms of options issued under the 1997 Plan are generally the same as those that may be issued under the 2000 Plan. The intrinsic value of the unvested options assumed amounted to $17.4 million and was recorded as deferred compensation and will be amortized over the remaining vesting period.

  Had the stock compensation expense for the Company's stock option plans been determined based on the estimated fair market value using the minimum value option pricing model at the date of grant, the Company's net loss would have been increased to these pro forma amounts:

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1998      1999      2000
                                                  --------  --------  --------
                                                        (In thousands)
   Net loss:
     As reported................................. $(44,328) $(42,413) $(49,535)
     Pro forma...................................  (44,728)  (43,231)  (61,017)
   Basic and diluted net loss per share:
     As reported.................................   (21.88)   (18.98)    (1.80)
     Pro forma...................................   (22.08)   (19.34)    (2.22)

  The fair market value for these options granted prior to the Company's initial public offering was estimated at the date of grant using minimum value option pricing models that take into account: (1) the estimated fair market value of the common stock at the grant date, (2) the exercise prices, (3) a one-year expected life beyond the vest date, (4) no dividends, and (5) a risk-free interest rate of between 5.42% and 6.43% during 1996 through 2000 over the expected life of the options. For options granted after the Company's initial public offering, the Company used a volatility factor of 40%. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on pro forma net income for future years because the amounts above include only the amortization for the fair value of 1998, 1999 and 2000 grants.

  A summary of the Company's stock option activity and related information follows:

                           December 31, 1998    December 31, 1999    December 31, 2000
                          -------------------- -------------------- ---------------------
                                     Weighted-            Weighted-             Weighted-
                                      Average              Average               Average
                                     Exercise             Exercise              Exercise
                           Options     Price    Options     Price    Options      Price
                          ---------  --------- ---------  --------- ----------  ---------
Outstanding at beginning
 of period..............  2,099,196   $ 1.19   2,531,996    $4.59    2,885,294   $ 5.25
Granted at fair value...  1,478,547    13.02     914,820     6.96    1,607,735    15.95
Granted at above deemed
 fair value.............        --       --       16,666     6.75      398,758    12.00
Granted at below deemed
 fair value.............        --       --      455,250     4.61    1,807,922     3.38
Canceled................   (803,981)   12.56    (754,757)    6.53     (272,411)    8.31
Exercised...............   (241,766)     .44    (278,681)     .50   (1,527,504)    0.54
                          ---------            ---------            ----------
Outstanding at end of
 Period.................  2,531,996     4.59   2,885,294     5.25    4,899,794     9.92
                          =========            =========            ==========
Exercisable at end of
 Period.................  2,213,954     5.13   2,837,236     5.33    3,553,378     7.91
                          =========            =========    =====   ==========
Weighted-average fair
 value of options
 granted during the
 period:
  Granted at fair
   value................               12.84                 3.59                 15.32
  Granted at below fair
   value................                 --                  4.50                 17.95

                      METAWAVE COMMUNICATIONS CORPORATION

  The following information is provided for options outstanding and exercisable at December 31, 2000:

                                 Outstanding                     Exercisable
                             -------------------   Average   -------------------
                                       Weighted-  Remaining            Weighted-
                                        Average  Contractual            Average
                             Number of Exercise     Life     Number of Exercise
   Range of Exercise Price    Options    Price     (Years)    Options    Price
   -----------------------   --------- --------- ----------- --------- ---------
    $ 0.15- 4.50............ 1,073,742  $ 2.21      7.18       999,083  $ 2.06
      5.04- 6.75............ 1,098,714    6.28      8.48       962,720    6.21
      7.13- 9.44............   198,435    8.16      8.89       198,435    8.16
      9.69-12.00............   984,035   11.91      8.03       983,035   11.91
     12.25-32.38............ 1,544,868   16.82      9.50       410,105   16.43
                             ---------                       ---------
                             4,899,794    9.92      8.44     3,553,378    7.91

  Stock options available for future grants under the Company's stock option plans total 493,305 as of December 31, 2000.

  In February 2000, the Board approved the 2000 Employee Stock Purchase Plan (the "ESPP"), which was approved by the stockholders in April 2000. The Company implemented the ESPP on April 26, 2000, and the ESPP will continue until April 30, 2020. The ESPP, subject to certain limitations, permits eligible employees of the Company to purchase common stock through payroll deductions of up to 15% of their compensation. The Company has authorized the issuance of up to 233,333 shares of common stock under the ESPP, plus an automatic annual increase, to be added on the first day of the fiscal year beginning in 2001 through 2010, equal to the lesser of 266,666 shares, 1% of the common stock outstanding on the last day of the preceding fiscal year, or a lesser number of shares as determined by the Board of Directors.

Common Stock Warrants

  In connection with various leasing agreements since 1996, the Company has issued warrants providing for the purchase of various series of convertible redeemable preferred stock and common stock. The warrant agreements expire after seven years. The value of the warrants was recorded as additional debt issuance cost and is being amortized using the effective interest method over the term of the related lease agreements. The warrants were valued using the Black-Scholes valuation model based upon the exercise prices described above, a risk free rate of 4.5%-6.0%, a dividend yield rate of 0%, volatility of 60% and an expected life of 2-5 years.

  As a result of the two-for-three reverse stock split and the Company's initial public offering in April, 2000, all of the convertible and redeemable preferred stock warrants were converted to 90,870 common stock warrants with exercise prices ranging from $3.28 to $8.32 per share. On May 2, 2000, Insight Investments Corporation exercised all 4,205 shares of its common stock warrants on a net exercise basis, resulting in the issuance of 315 shares of the Company's common stock. In addition, in November 2000, Comdisco exercised all 86,655 shares of its common stock warrants on a net exercise basis, which resulted in the issuance of 56,473 shares of our common stock. As of December 31, 2000, there were 20,833 shares of common stock warrants outstanding.

                      METAWAVE COMMUNICATIONS CORPORATION

Common Shares Reserved for Future Issuance

  The Company has reserved shares of common stock as follows:

                                                                    December 31,
                                                                        2000
                                                                    ------------
   Stock options outstanding.......................................  4,899,794
   Stock options available for future grant........................    493,305
                                                                     ---------
   Common stock warrants...........................................     20,833
                                                                     ---------
                                                                     5,413,932
                                                                     =========

8. Income Taxes

  As of December 31, 2000, the Company had federal net operating loss carryforwards (NOL) of approximately $135.1 million and research and development tax credit carryforwards of approximately $7.4 million. The federal net operating loss carryforwards will begin to expire in the year 2009 if not utilized. As a result of changes in ownership coincident with equity financings, the utilization of a portion of the net operating loss carryforward will be limited, pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance equal to the deferred tax assets due to the uncertainty of realizing the benefits of the assets. Significant components of the Company's deferred tax assets are as follows:

                                                             December 31,
                                                           ------------------
                                                             1999      2000
                                                           --------  --------
                                                            (In thousands)
   Deferred tax liabilities:
     Prepaid assets....................................... $     57  $    178
     Intangible assets acquired in Adaptive Telecom stock
      acquisition.........................................      --      2,147
                                                           --------  --------
       Total deferred tax liabilities.....................       57     2,325
   Deferred tax assets:
     Net operating loss carryforwards.....................   36,880    45,944
     Research and development tax credit carryforwards....    1,872     2,495
     Accrued expenses and reserves........................    2,347     1,178
     Other................................................    1,004     1,622
                                                           --------  --------
       Total deferred tax assets..........................   42,103    51,239
                                                           --------  --------
                                                             42,046    48,914
   Less valuation reserve.................................  (42,046)  (48,914)
                                                           --------  --------
   Net deferred taxes..................................... $    --   $    --
                                                           ========  ========

9. Commitments

  The Company leases its facilities under noncancelable operating lease agreements that expire on various dates through 2005. The Company leases certain equipment under noncancelable capital leases that expire on various dates through 2003.

                      METAWAVE COMMUNICATIONS CORPORATION

  In June 1998, the Company moved into a new building. The lease on this building expires on May 31, 2005. The Company, at its option, may extend the term of this lease for two successive periods of five years each. The option must be elected 12 months prior to the expiration of the initial lease term. In connection with this arrangement, the Company has issued letters of credit to the landlord aggregating $2.5 million.

  Following is a summary of future minimum payments under capital leases and operating leases, including the principal facility, that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2000:

                                                               Capital Operating
                                                               Leases   Leases
                                                               ------- ---------
                                                                (In thousands)
   2001....................................................... $3,460   $2,294
   2002.......................................................  1,776    1,987
   2003.......................................................    801    1,880
   2004.......................................................    --     1,906
   2005.......................................................    --       965
                                                               ------   ------
                                                                6,037   $9,032
                                                                        ======
   Less interest..............................................    670
                                                               ------
                                                                5,367
   Less current portion.......................................  2,894
                                                               ------
                                                               $2,473
                                                               ======

  Rental expense for operating leases was $1,304,000, $2,041,000 and $2,122,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

  The Company entered into agreements with certain leasing companies to provide up to $3.5 million in 1998, $3.0 million at December 31, 1999 and $6.0 million at December 31, 2000 of financing to allow the Company to lease additional equipment. Pursuant to these agreements, equipment leases would generally have a term of three years and an implicit interest rate of 14.5% at December 31, 1998, 12.25% at December 31, 1999 and 14.7% at December 31, 2000. The leases are secured by the underlying equipment. In connection with these lease agreements, warrants were issued to purchase stock (see Note 7).

                      METAWAVE COMMUNICATIONS CORPORATION

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

                                                  Year ended December 31,
                                               -------------------------------
                                                 1998       1999       2000
                                               ---------  ---------  ---------
Net loss(A)................................... $ (44,328) $ (42,413) $ (49,535)
                                               =========  =========  =========
Weighted average shares outstanding:
  Common stock(B).............................     2,026      2,235     27,462
  Convertible and redeemable preferred stock..     8,804     21,696      9,350
                                               ---------  ---------  ---------
Pro forma weighted average shares
  outstanding(C)..............................    10,830     23,931     36,812
                                               =========  =========  =========
Basic and diluted net loss per share(A/B)..... $  (21.88) $  (18.98) $   (1.80)
                                               =========  =========  =========
Pro forma net loss per share(A/C)............. $   (4.09) $   (1.77) $   (1.35)
                                               =========  =========  =========
Antidilutive restricted stock, options and
 warrants not included in loss per share
 calculations................................. 3,202,975  2,996,997  5,609,530

11. Retirement Plans

  The Company has a salary deferral 401(k) plan for its employees. The plan allows employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the Internal Revenue Service. The plan also allows the Company to make a matching contribution, subject to certain limitations. To date, the Company has made no contributions to the plan.

12. Related-Party Transactions

  Powerwave Technologies, Inc. ("Powerwave"), whose chief executive officer is a director of the Company, is the Company's sole supplier of linear power amplifiers, a component in the Company's systems. Pursuant to a manufacturing agreement with Powerwave (which agreement was approved by a majority of the Company's disinterested directors), Powerwave will manufacture and sell to the Company 100% of the Company's requirements for linear power amplifiers that Powerwave manufactures. The initial term of the agreement is 18 months with an automatic 18-month extension, unless either party otherwise terminates the agreement. The Company's purchases from Powerwave totaled $8,047,000, $6,427,000 and $13,497,000 in 1998, 1999 and 2000, respectively.

  In November 2000, the Board authorized a secured loan of $1,000,000 to an executive of the Company at an annual rate of 6.15%. All principal and accrued interest shall be due and payable in full on the earliest of (a) November 27, 2002 or (b) six months following the termination of the Borrower's employment with the Company. The loan is subject to the terms of a Secured Loan Agreement dated November 27, 2000 and is secured by 186,657 shares of the Company's common stock.

                      METAWAVE COMMUNICATIONS CORPORATION

13. Revenues and Operations

  In June 1998, in connection with certain patent licenses, the Company paid $250,000 in cash and issued 7,333 common stock warrants for an aggregate amount of $360,000. The common stock warrants had an exercise price of $.015 per share and were immediately exercised. The value of these warrants, using the Black-Scholes valuation model, of $110,000 and cash of $250,000 was recorded as research and development expense in 1998.

  Revenues from customers representing more than 10% of annual sales in each year were as follows:

                                                                 Year Ended
                                                                December 31,
                                                               ----------------
                                                               1998  1999  2000
                                                               ----  ----  ----
   Alltel Communications Inc. ................................ 61.8% 44.8%  --
   Grupo Iusacell S.A. de C.V. ...............................  --   26.0% 33.4%
   OJSC St. Petersburg Telecom................................ 13.4%  --    --
   Southwestco Wireless.......................................  --   20.9%  --
   Telefonica Servicios Moviles S.A. ......................... 10.1%  --    --
   Verizon Wireless (GTE Wireless in 1998).................... 13.4%  --   60.2%

  At December 31, 2000, accounts receivable from Grupo Iusacell S.A. de C.V. and Verizon Wireless were $7,978,000 and $11,948,000, respectively.

14. International Operations

  Metawave sells its smart antenna systems and services throughout the world, and operates in a single industry segment. While certain expenses for sales and marketing activities are incurred in various geographical regions, substantially all of Metawave's assets are located and the majority of its operating expenses are incurred at its corporate headquarters. Revenue information by geographic region is the only segment information presented as follows:

                                                         Year Ended December 31,
                                                         -----------------------
                                                          1998    1999    2000
                                                         ------- ------- -------
                                                             (In thousands)
   United States........................................ $12,233 $16,717 $33,480
   Paraguay.............................................   1,615     --      --
   Peru.................................................     --      --      604
   Russia...............................................   2,143     --       32
   Mexico...............................................     --    5,879  17,601
   China................................................     --      --      827
   Taiwan...............................................     --      --      233
                                                         ------- ------- -------
   Total................................................ $15,991 $22,596 $52,777
                                                         ======= ======= =======

15. Allowance for Doubtful Accounts

                                                    Charges
                                       Balance at (Credits) to
                                       Beginning   Costs and    Balance at
             Description               of Period    Expenses   End of Period
             -----------               ---------- ------------ -------------
                                                    (In thousands)
Year Ended December 31, 2000..........    $908       $(863)        $ 45

Year Ended December 31, 1999..........    $693       $ 215         $908

Year Ended December 31, 1998..........    $ 42       $ 651         $693

                      METAWAVE COMMUNICATIONS CORPORATION

16. Quarterly Financial Data (Unaudited)

  The following table presents the results of operations for each of the four quarters in 2000 and 1999. This unaudited quarterly information has been prepared on the same basis as the annual financial information and, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. A variety of factors may lead to significant fluctuations in the Company's quarterly results of operations. As a result, the Company's results of operations for any quarter are not necessarily indicative of results for any future period. Loss per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share amounts will not necessarily equal the total for the year.

                                                                    Basic and
                                               Gross                 Diluted
                                               Profit               Net Loss
                                       Revenue (Loss)  Net Loss     Per Share
                                       ------- ------  --------     ---------
                                                (In thousands)
1999 Quarters--as originally reported
  First..............................  $ 6,834 $ (225) $(12,699)     $(6.00)
  Second.............................    1,553   (307)  (10,948)      (4.92)
  Third..............................    5,725    (43)   (8,845)      (3.94)
  Fourth.............................    8,484    935    (9,921)      (4.23)
1999 Quarters--pro forma assuming
 change in accounting principle was
 applied throughout the year
  First..............................  $ 6,287 $ (772) $(13,246)     $(6.26)
  Second.............................    1,299   (561)  (11,202)      (5.03)
  Third..............................    6,477    709    (8,093)      (3.60)
  Fourth.............................    7,928    379   (10,477)      (4.47)
2000 quarters--as originally reported
  First..............................  $ 9,329 $2,235  $ (7,745)     $(3.01)
  Second.............................   11,365  3,266    (6,536)      (0.25)
  Third..............................   15,140  4,408   (17,336)      (0.45)
2000 Quarters--including the impact
 of the change in accounting
 principle
  First..............................  $ 9,126 $2,032  $ (7,948)(1)  $(3.09)(1)
  Second.............................   11,645  3,546    (6,256)      (0.24)
  Third..............................   14,153  3,421   (18,323)      (0.48)
  Fourth.............................   17,853  5,888   (16,244)      (0.38)

--------
(1) The first quarter 2000 amounts exclude the cumulative effect on prior years of the change in accounting principle which amounted to $764,000 and $0.02 per share, respectively, and was recorded effective the first day of 2000.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metawave Communications Corporation:

  We have audited the accompanying consolidated balance sheet of Metawave Communications Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metawave Communications Corporation and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

  As explained in Note 1 to the financial statements, effective January 1, 2000, the Company changed its method of accounting for certain equipment revenue.

                                          /s/ Arthur Andersen LLP

Seattle, Washington
March 26, 2001

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Metawave Communications Corporation

  We have audited the accompanying consolidated balance sheets of Metawave Communications Corporation as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metawave Communications Corporation at December 31, 1999, and the consolidated results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Seattle, Washington
February 11, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  On January 22, 2001, the audit committee of the Board of Directors approved the engagement of Arthur Andersen LLP as independent auditors for Metawave. Notice of resignation from Ernst & Young LLP, the Company's previous independent auditors, was received by the Company on January 16, 2001.

  The reports of Ernst & Young LLP on the Company's consolidated financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's two most recent fiscal years and the subsequent interim period preceding the resignation of Ernst & Young LLP, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report. There were no reportable events as defined in paragraph (A) through (D) of Regulation S-K Item 304(a)(1)(v). The Company requested that Ernst & Young LLP furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated January 23, 2001, is filed as Exhibit 16.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2001.

  During the Company's two most recent fiscal years and the interim period prior to engaging Arthur Andersen LLP, the Company has not consulted Arthur Andersen LLP with respect to any of the matters described in Regulation S-K
Item 304(a)(2)(i) or (ii).

                                   PART III

  Part III is incorporated herein by reference from the Company's definitive proxy statement issued in connection with the Company's 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's 2000 fiscal year. Certain information regarding the executive officers of the Company is set forth in the 2001 definitive proxy statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this Report:

    (1) Financial Statements--all consolidated financial statements of the Company as set forth under Item 8 of this Report.

  (2) Financial Statement Schedule included in note 15.

  (3) Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.                                           Description
-----------                                           -----------
 2.1*         Amended and Restated Agreement and Plan of Merger between the Registrant and Adaptive
               Telecom, Inc. dated as of September 20, 2000.

 3.1**        Certificate of Incorporation of the Registrant.

 3.2**        Bylaws of the Registrant.

 3.3**        Seventh Amended and Restated Certificate of Incorporation of the Registrant, to be filed and effective upon completion of this offering.

 4.1**        Form of Stock Certificate.

10.1**        Form of Indemnification Agreement.

10.2**        1995 Stock Option Plan, as amended.

10.3**        1998 Stock Option Plan, as amended.

10.4**        2000 Employee Stock Purchase Plan.

10.5**        1998 Amended and Restated Directors' Stock Option Plan.

10.6**        Series E Preferred Stock Purchase Agreement dated April 28, 1999.

10.7**        Fifth Amended and Restated Investors Rights Agreement dated April 28, 1999 by and among the
               Registrant and certain holders of the Registrant's capital stock.

10.8**        Lease for Willow Creek Corporate Center dated September 29, 1997 by and between the
               Registrant and Carr America Realty Corporation.

10.9+**       Purchase Agreement dated March 4, 1998 by and between the Registrant and ALLTEL Supply Inc.

10.10**       Loan Agreement dated October 14, 1997 by and between Registrant and Imperial Bank, and amendments thereto.

10.11+**      Manufacturing Agreement between the Registrant and Powerwave Technologies, Inc. dated as of
               September 3, 1998.

10.12+**      Purchase Agreement between the Registrant and GTE Wireless Incorporated dated as of
               September 8, 1998.

10.13+**      Value Added Reseller Agreement between the Registrant and CommVerge Solutions (Asia), Inc.
               dated as of December 4, 1999.

10.14+**      Purchase Agreement between the Registrant and AirTouch Support Services, Inc. dated as of
               January 1, 2000.

10.15+**      Purchase Agreement between the Registrant and Grupo IUSACELL S.A., de C.V. dated as of
               December 17, 1999.

10.16+**      Purchase Agreement between the Registrant and Cellco, L.P., dba Bell Atlantic dated as of
               December 20, 1999.

10.17**       2000 Stock Option Plan.

10.18+***     Amendment No.1 dated August 16, 2000 to Supply Agreement between the Registrant and Grupo
               IUSACELL S.A.

Exhibit
No.                                                Description
-------                                            -----------
10.19***   Registration Rights Agreement dated September 21, 2000 by and between the Registrant and the
            Shareholders of Adaptive Telecom, Inc.

10.20***   Adaptive Telecom, Inc. 1997 Stock Plan.

10.21++    Development and Technology License Agreement dated February 8, 2001 by and between the
            Registrant and Samsung Electronics Co., Ltd.

21.1       List of the Company's Subsidiaries.

23.1       Consent of Arthur Andersen LLP, Independent Public Accountants.

23.2       Consent of Ernst & Young LLP, Independent Auditors.

24.1       Power of Attorney (Included in the signature page to this Annual Report on Form 10-K).

--------
  * Previously filed as an exhibit to the Form 8-K filed with the Commission by the Registrant on October 5, 2000, and incorporated herein by reference.

 ** Previously filed as an exhibit to Registrant's registration statement on Form S-1, File No. 333-30568, originally filed with the Commission on February 17, 2000, as subsequently amended, and incorporated herein by reference.

*** Previously filed as an exhibit to the Registrant's registration statement on Form S-1, File No. 333-48976, originally filed with the Commission on October 31, 2000, as subsequently amended, and incorporated herein by reference.

  + Confidential treatment has been granted with respect to certain portions of this Exhibit which has been filed separately with the Commission.

 ++ Confidential treatment has been requested with respect to certain portions of this Exhibit which has been filed separately with the Commission

  All other financial statement schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements.

(b) Reports on Form 8-K:

  A current report on Form 8-K was filed with the Securities and Exchange Commission on January 23, 2001, for the purpose of reporting changes in the Company's Certifying Accountant.

  A current report on Form 8-K/A was filed with the Securities and Exchange Commission on November 3, 2000, for the purpose of amending the report on Form 8-K that was filed with the Securities and Exchange Commission on October 5, 2000 to provide the financial statements of Adaptive Telecom, Inc. required by
Item 7(a) of Form 8-K and the pro forma financial information required by Item 7(b) of Form 8-K, which information was excluded from the original filing in reliance upon Item 7(a)(4) of Form 8-K.

  A current report on Form 8-K was filed with the Securities and Exchange Commission on October 5, 2000, for the purpose of reporting the acquisition of Adaptive Telecom, Inc., a California corporation ("Adaptive Telecom"), by the statutory merger of Malibu Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, with and into Adaptive Telecom.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 29, 2001.

                                          METAWAVE COMMUNICATIONS CORPORATION

                                                /s/ Robert H. Hunsberger
                                          By: _________________________________
                                                    Robert H. Hunsberger
                                                  Chief Executive Officer
                                                  andChairman of the Board

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Robert H. Hunsberger and Stuart W. Fuhlendorf, and each of them, as such person's true and lawful attorney-in-fact, with full power of substitution, and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as such person might or could do in person, hereby ratify and confirming all that said attorneys-in-fact and agents, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

             Signature                           Title                  Date
             ---------                           -----                  ----

    /s/ Robert H. Hunsberger         President, Chief Executive    March 29, 2001
____________________________________  Officer and Chairman of the
        Robert H. Hunsberger          Board (Principal Executive
                                      Officer)

    /s/ Stuart W. Fuhlendorf         Chief Financial Officer       March 29, 2001
____________________________________  (Principal Financial and
        Stuart W. Fuhlendorf          Accounting Officer)

     /s/ Douglas O. Reudink          Director                      March 29, 2001
____________________________________
         Douglas O. Reudink

      /s/ Bandel L. Carano           Director                      March 29, 2001
____________________________________
          Bandel L. Carano

      /s/ Bruce C. Edwards           Director                      March 29, 2001
____________________________________
          Bruce C. Edwards

     /s/ David R. Hathaway           Director                      March 29, 2001
____________________________________
         David R. Hathaway
       /s/ Scot B. Jarvis            Director                      March 29, 2001
____________________________________
           Scot B. Jarvis

   /s/ Jennifer Gill Roberts         Director                      March 29, 2001
____________________________________
       Jennifer Gill Roberts

      /s/ David A. Twyver            Director                      March 29, 2001
____________________________________
          David A. Twyver