Form 10-Q
period 2001-03-31
METAWAVE COMMUNICATIONS CORP
filed 2001-05-15
CIK 1028361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to ____

Commission file number 0-24673

METAWAVE COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	91-1673152 (I.R.S. Employer Identification No.)

10735 Willows Road NE, Redmond, WA (Address of principal executive offices)	98052 (Zip Code)
(425) 702-5600 (Registrant's telephone number, including area code)
NOT APPLICABLE (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of March 31, 2001 was 43,769,509.

PART I. Financial Information

Item 1. Financial Statements

METAWAVE COMMUNICATIONS CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	March 31	December 31,
	2001	2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 30,059	$ 37,921
Accounts receivable, net	19,474	21,533
Inventories	12,164	17,022
Note receivable	2,690	--
Prepaid expenses and other assets	4,598	2,448
Total current assets	68,985	78,924
Property and equipment, net	6,076	6,642
Goodwill, net	71,133	75,109
Other intangibles, net	5,377	6,308
Note receivable from officer	--	1,005
Other noncurrent assets	210	367
Total assets	$ 151,781	$ 8,355
	==========	===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 16,352	$ 17,568
Accrued liabilities	2,845	2,604
Accrued compensation	3,663	2,478
Current portion of notes payable and capital lease obligations	2,676	2,914
Deferred revenues	1,115	719
Total current liabilities	26,651	26,283
Notes payable and capital lease obligations less current portion	1,910	2,542
Total liabilities	28,561	28,825
Commitments
Stockholders' equity:
Preferred stock, $.0001 par value:
Authorized shares - 10,000,000 at March 31, 2001 and December 31, 2000;
issued and outstanding shares - none	-	-
Common stock, $.0001 par value :
Authorized shares - 150,000,000 at March 31, 2001 and December 31, 2000;
issued and outstanding shares - 43,769,509 and 43,483,300 at March 31, 2001 and December 31, 2000, respectively	321,508	321,451
Deferred stock compensation	(6,796)	(11,591)
Accumulated other comprehensive income	(297)	(155)
Accumulated deficit	(191,195)	(170,175)
Total stockholders' equity	123,220	139,530
Total liabilities and stockholders' equity	$ 151,781	$ 168,355
	==========	===========
See accompanying notes to consolidated financial statements.

METAWAVE COMMUNICATIONS CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except earnings per share and share data) (Unaudited)

	Three Months Ended March 31,
	2001	2000
Revenues	$ 11,567	$ 9,126
Cost of revenues	10,428	7,094
Gross profit	1,139	2,032
Operating expenses:
Research and development	9,611	6,374
Sales and marketing	3,417	2,343
General and administrative	4,494	1,325
Amortization of intangibles and goodwill	4,906	-
Total operating expenses	22,428	10,042
Loss from operations	(21,289)	(8,010)
Other income, net	407	216
Interest expense	(138)	(154)
Other income (expense), net	269	62
Net loss before cumulative effect of change in accounting principle	(21,020)	(7,948)
Cumulative effect on prior years of change in accounting principle	-	(764)
Net loss	$ (21,020)	$ (8,712)
	============	============
Basic and diluted net loss per share before cumulative effect of change	$ (0.49)	$ (3.09)
in accounting principle

Cumulative effect on prior years of change in accounting principle	-	$ (0.30)

Basic and diluted net loss per share	$ (0.49)	$ (3.39)
	============	============
Weighted average shares used in computation of basic and diluted	43,031	2,569
net loss per share

See accompanying notes to consolidated financial statements.

METAWAVE COMMUNICATIONS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands, except earnings per share and share data) (Unaudited)

	Three Months Ended March 31,
	2001	2000
Operating Activities
Net loss	$ (21,020)	$ (8,712)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization expense	5,798	718
Amortization of deferred stock compensation	3,854	762
Other	44	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,059	1,547
Increase in inventories	(5,108)	(1,713)
Decrease (increase) in prepaids and other noncurrent assets	(988)	67
Increase in accounts payable, accrued liabilities,
and accrued compensation	210	3,844
Increase (decrease) in deferred revenues	396	(1,249)
Net cash used in operating activities	(14,755)	(4,736)

Investing Activities
Net proceeds from sale of inventory and fixed assets	7,964	-
Purchases of equipment	(1,013)	(790)
Net cash provided by (used in) investing activities	6,951	(790)

Financing activities
Net proceeds from exercise of common stock options	954	279
Principal payments on notes payable and capital lease obligations	(870)	(354)
Net cash provided by (used in) financing activities	84	(75)

Net decrease in cash and cash equivalents	(7,720)	(5,601)
Effect of exchange rate changes on cash	(142)	(67)
Cash and cash equivalents at beginning of period	37,921	20,165
Cash and cash equivalents at end of period	$ 30,059	$ 14,497
	============	============
Noncash transactions and supplemental disclosures
Capital lease obligations incurred to purchase assets	$ -	$ 426
Deferred stock compensation	-	2,532
Cash interest paid	125	116
Note receivable from manufacturing outsourcing	2,690	-

See accompanying notes to consolidated financial statements.

METAWAVE COMMUNICATIONS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Description of Business

          Metawave Communications Corporation, a Delaware corporation (the "Company") headquartered in Redmond, Washington, provides smart antenna systems and embedded solutions to wireless network operators facing capacity constraints in the wireless communications industry. The Company's SpotLight smart antenna systems consist of antennas that improve the reception and transmission of radio signals dynamically through the use of our proprietary software. The Company believes that wireless operators can increase overall network capacity, improve or maintain network quality, reduce network operating costs and better manage network infrastructure by implementing the SpotLight systems. As the demand for wireless services continues to grow, the Company intends to develop embedded solutions based on its proprietary technologies that address the associated network capacity problems faced by wireless network operators.

2.	Principles of Consolidation and Basis of Presentation

          The accompanying consolidated financial statements of Metawave Communications Corporation have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We have used estimates in determining certain provisions, including the allowance for doubtful accounts receivable, inventory valuation, useful lives for property and equipment, and warranty accruals. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2001.

          The Company uses a 52-week fiscal year ending on the Sunday closest to December 31. The 2000 fiscal year ended on December 31, 2000, with each of the fiscal quarters representing a 13-week period. The first quarter of 2001 ended on April 1, 2001. For convenience of presentation, all fiscal periods in these financial statements are treated as ending on a calendar month end

3.	Revenue Recognition and 2000 Change in Revenue Recognition Accounting Principle

          The Company generates revenues through the sales of smart antenna systems and related installation and optimization services. System revenues are recognized when title to the system and risk of loss has been transferred to the customer and all customer acceptance conditions, if any, have been satisfied, and when collection is probable. During 2000, the Company began deferring that portion of equipment revenue that is billable after completion of installation and optimization services. The amount of revenues and gross profit deferred for the first quarter of 2001 was $1.2 million. The amount of revenues and gross profit deferred for the first quarter of 2000 was $203,000. The change in accounting principle also resulted in a charge of $764,000 for the cumulative effect of the change through the end of fiscal 1999 which was recognized in the first quarter of 2000.

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

4.	Manufacturing Outsourcing Arrangement

          During the first quarter of 2001, we entered into an exclusive, five-year supply agreement with Viasystems Group, Inc. ("Viasystems") to outsource substantially all of our domestic manufacturing operations to Viasystems. Viasystems is a leading global provider of electronics manufacturing services. Under the terms of the agreement, Viasystems purchased approximately $10.7 million of fixed assets and inventory. As part of the purchase price, we have accepted a $2.7 million short-term note from Viasystems, due on September 2, 2001. Pursuant to this agreement, Viasystems can return excess inventory included in the agreement, as determined by the Company and Viasystems, five months from the date of the agreement.

5.	Accounting for Derivative Instruments Cash Equivalents and Hedging Activities

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. Statement 133, as amended, establishes accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either assets or liabilities measured at their fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133, as amended, is effective for the Company's fiscal year 2001. To date, we have not entered into any derivative financial instrument contracts. Therefore, the adoption of this statement did not have a material impact on the financial position or results of our operation.

6.	Inventories
		March 31, 2001	December 31, 2000
(In thousands)
	Purchased parts	$ 70	$ 11,038
	Subassemblies	3,078	3,752
	Finished goods	9,016	2,232
		$ 12,164	$ 17,022
		=============	==============

          Purchased parts include purchased components and partially assembled units. Subassemblies primarily represent components that are assembled and ready for final configuration pending the detailed requirements for the specific customer.

7.	Line of Credit Agreement

          We have a credit facility with Imperial Bank. The facility provides for a revolving credit line of $10.0 million to support working capital with a $3.3 million sub-limit for issuance of trade-related commercial and standby letters of credit. Outstanding balances on the credit line bear interest at the bank's prime rate (8% as of March 31, 2001 and 9.5% as of December 31, 2000), and are secured by our accounts receivable. At March 31, 2001 and December 31, 2000, $3.3 million and $2.8 million, respectively, was outstanding related to the issuance of standby letters of credit for facilities and equipment. We are required to comply with certain covenants set forth in the line of credit agreement. We are currently in compliance with these covenants.

8.	Net Loss Per Share

          Basic and diluted net loss per share is calculated using the weighted average number of shares of common stock outstanding. The effect of stock options, warrants and convertible and redeemable preferred stock have not been included in the calculation of diluted net loss per share as their effect is antidilutive. Pro forma basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding plus the pro forma effect of convertible preferred shares as if such shares were converted to common stock at the time of issuance. Antidilutive restricted stock, options and warrants not included in loss per share calculation was 6,699 and 3,151 in 2001 and 2000, respectively.

March 31,
	2001	2000
(Unaudited)
(In thousands, except per share data)
Net loss	$ (21,020)	$ (8,712)
Weighted average shares outstanding:	============	============
Common Stock	43,031	2,569
Convertible and redeemable preferred stock	-	27,973
Pro forma weighted average shares outstanding	43,031	30,542
	============	============
Basic and diluted net loss per share before cumulative	$ (0.49)	$ (3.09)
Effect of change in accounting principle	============	============

Cumulative effect on prior years of change in accounting principle	$ -	$ (0.30)
	============	============
Pro forma net loss per share	$ (0.49)	$ (0.29)
	============	============

9.	Retirement Plan

          We have a salary deferral (401(k)) plan for our employees. The plan allows employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the Internal Revenue Service. Effective January 1, 2001, the plan also allows the Company to make 50% matching contributions up to 6% of eligible participants' eligible compensation.

10.	Business Segments

          The Company operates in one material segment as a manufacturer of wireless telecommunications equipment. Our GSM segment is not material at this time. While certain expenses for sales and marketing activities are incurred in various geographical regions, substantially all of our assets are located and the majority of our operating expenses are incurred at the corporate headquarters. Revenue information by geographic region is as follows:

	Three Months Ended
	March 31,
	2001	2000
	(In thousands)

United States	$ 4,069	$ 4,054
Mexico	5,653	5,072
China	1,558	-
Korea	287	-
Total	$ 11,567	$ 9,126
	============	===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe harbors created by this law. You generally can identify these statements by our use of forward-looking words such as "plans," "estimates," "believes," "expects," "may," "will," "should" or "anticipates" or the negative or other variations of such terms or comparable terminology, or by discussion of the strategy that involves risks and uncertainties. The Company often uses these types of statements when discussing our plans and strategies, our anticipation of revenues from the markets for our services and products, our anticipated capital expenditures, operations support systems or change in regulatory requirements and other statements contained in this report regarding matters that are not historical facts.

          The Company cautions you that these forward-looking statements are only predictions and estimates regarding future events and circumstances. All forward-looking statements included in this document are based on information available to us on the date hereof and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

          Our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, you should carefully consider various factors that might cause actual results to differ materially from stated expectations. Please see the " Factors Affecting Our Business Prospects and Operating Results" below and the various risks outlined in our filings with the Securities and Exchange Commission from time-to-time.

Overview

          The Company provides smart antenna systems and embedded solutions to wireless network operators and base station manufacturers facing capacity constraints in the wireless communications industry. From inception in January 1995 through December 31, 1997, our operating activities related primarily to conducting research and development, building market awareness, recruiting management and technical personnel and building an operating infrastructure. Shipment for commercial sale of our initial SpotLight system began late in the fourth quarter of 1997 and the Company first recognized revenues for the sale of our SpotLight system in the first quarter of 1998. Since the beginning of 1998, our operating activities have been focused on increasing sales, new product development and expanding manufacturing capacity. Since inception, the Company has incurred significant losses and as of March 31, 2001, had an accumulated deficit of $191.2 million.

          Our revenues are derived primarily from sales of our SpotLight systems, which includes the sale of hardware and the licensing of software, and from related installation and optimization services. The Company believes that substantially all of our revenues in the near and medium term will be derived from sales of our SpotLight systems.

          In addition to sales of our Spotlight systems, we intend to offer embedded smart antenna solutions to wireless equipment manufacturers that we believe will enhance wireless voice and data capacity. In the first quarter of 2001, we entered into an agreement with Samsung, a leading manufacturer of wireless infrastructure, to jointly develop a commercial base station that will incorporate our patented embedded smart antenna technology.

          At the end of first quarter 2001, we entered into an exclusive, five-year supply agreement with Viasystems Group, Inc. to outsource substantially all of our domestic manufacturing operations to Viasystems. Under the terms of the agreement, Viasystems purchased fixed assets and inventory for a total purchase price of $10.7 million. As part of the purchase price, we have accepted a $2.7 million short-term note from Viasystems, due on September 2, 2001. Pursuant to this agreement, Viasystems can return excess inventory included in the agreement, as determined by the Company and Viasystems, five months from the date of the agreement. At such time the purchase price will be adjusted.

          Further to this agreement, the Company is in discussions to sell its manufacturing operations located in Taipei, Taiwan to Viasystems.

Results of Operations - For the Three Months Ended March 31, 2001 and 2000

Revenues:

          Net revenue for the first quarter of 2001 increased 27% to $11.6 million from $9.1 million for the first quarter of 2000. The increase was lower than previously expected, due to (1) a general slowdown in the U.S. economy and telecom spending and (2) deferrals of sales orders we had previously anticipated to close in the first quarter of 2001. The Company's two largest customers in the first quarter of 2001 were Grupo Iusacell Celular S.A. de C.V. of Mexico and Alltel Communications, which accounted for 49% and 22% of our revenues, respectively. International sales of our systems for the three months ended March 31, 2001 accounted for 65% of total revenues.

Gross Profit:

          Gross profit for the first quarter of 2001 decreased to $1.1 million from $2.0 million in the first quarter of 2000. This decrease was primarily due to a $1.2 million one-time charge to cost of goods sold primarily related to outsourcing our manufacturing capabilities to Viasystems.

Research and Development:

          Research and development expense was $9.6 million, an increase of 50% from $6.4 million for the first quarter in 2001 over the comparable period in 2000. The increase in research and development expense was primarily due to continuing development and testing of SpotLight 2200 CDMA, SpotLight GSM systems, and embedded product development. In addition, we recognized additional research and development expenses of $2.2 million in the amortization of deferred stock compensation related to the Adaptive Telecom, Inc. acquisition.

Sales and Marketing:

          Sales and marketing expense increased 48% to $3.4 million for the three months ended March 31, 2001 from $2.3 million for the same period in 2000. The increase was primarily due to staffing realignments, adjusted sales compensation structure, and additional services to customers in 2001.

General and Administrative:

          Our general and administrative expenses consist primarily of salaries and benefits, fees for professional services, deferred compensation, rent and general office expenses. General and administrative expenses for the three months ended March 31, 2001 were $4.5 million, an increase of 246% from $1.3 million for the three months ended March 31, 2000. The increase was primarily due to additional staffing, professional services and an additional $1.6 million in amortization of deferred stock compensation from the acquisition of Adaptive Telecom.

Amortization of Intangibles and Goodwill:

          We recorded $4.9 million in the first quarter of 2001 for the amortization of intangibles and goodwill related to the acquisition of Adaptive Telecom.

Other Income (Expense), Net:

          Our total other income (expense), net amounted to an income of $269,000 in the three months ended March 31, 2001 compared to $62,000 in the three months ended March 31, 2000. The increase is the result of higher returns on investments.

Liquidity and Capital Resources

          For the three months ended March 31, 2001, we used net cash in operating activities of $14.8 million compared to $4.7 million for the same period in 2000. Our operating activities included major uses of cash to fund our net loss of $21.0 million, increased inventories of $5.1 million (excluding sales to Viasystems), and an increase of $1.0 million in prepaids and other noncurrent assets. We partially offset cash uses with a decrease of $2.1 million in accounts receivable, increases in accounts payable and accrued liabilities of $0.2 million, an increase in deferred revenues of $0.4 million and non-cash charges to depreciation and amortization of $5.8 million, and stock compensation expenses of $3.9 million.

          Our net cash provided by investing activities for the three months ended March 31, 2001 was $7.0 million as compared to net cash used in the three months ended March 31, 2000 of $0.8 million. Pursuant to the manufacturing outsourcing agreement with Viasystems, we received $7.9 million for payment of fixed assets and inventory. Net cash used in investing activities was primarily for the purchase of testing equipment, leasehold improvements, and customer support equipment to support our research and development, our customers, and Taiwan manufacturing efforts.

          Our net cash provided by financing activities for the three months ended March 31, 2001 was $84,000 compared to net cash used of $75,000 in the same period in 2000. For the three months ended March 31, 2001, we received $954,000 and issued 286,191 shares of common stock under our stock option plan.

          As of March 31, 2001, we had $30.1 million in cash and cash equivalents. We also had a revolving line of credit of $10.0 million with Imperial Bank. At March 31, 2001, $3.3 million was outstanding related to the issuance of standby letters of credit for facilities and equipment. In addition, we have a $6.0 million equipment lease arrangement with Transamerica, of which $2.0 remained available as of March 31, 2001.

          We believe that current capital resources are adequate to fund our operations for the next twelve months. We may be required to raise additional capital, which may not be available to us on acceptable terms. Any inability to obtain needed financing by us could have a material adverse effect on our business and operating results.

Recent Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. Statement 133, as amended, establishes accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either assets or liabilities measured at their fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133, as amended, is effective for the Company's fiscal year 2001. To date, we have not entered into any derivative financial instrument contracts. Therefore, the adoption of this statement did not have a material impact on the financial position or results of our operation.

Factors Affecting Our Business Prospects and Operating Results

Limited Operating History

          We have a limited operating history which makes it difficult for you to evaluate our business and your investment. We were incorporated in 1995 and were in the development stage until late 1997, when we commenced shipment for commercial sale of our first SpotLight smart antenna system. We therefore have a limited operating history upon which an investor may evaluate our operations and future prospects. The revenue and profit potential of our business is unproven and our limited operating history makes our future operating results difficult to predict. Because our smart antenna systems and embedded solutions were introduced relatively recently, we are unable to predict with any degree of certainty whether our smart antenna systems will achieve widespread market acceptance. In view of our limited operating history, an investment in our common stock must be considered in light of the risks and uncertainties that may be encountered by early stage companies in the wireless communications equipment market. In addition, period-to-period comparisons of operating results may not be meaningful and operating results from prior periods may not be indicative of future performance.

Concentration of Customers

          Due to the highly concentrated nature of the wireless industry and the industry consolidation, we depend on a limited number of wireless network operators for substantially all of our revenues. The loss of a customer or a delay in an order from a customer could impair our operating results. The Company believes that the number of potential customers for future systems will be limited. In the first quarter of 2001, three customers accounted for 84% of our total revenues. Failure by us to capture a significant percentage of the wireless network operators as customers could cause our operating results to be significantly less than anticipated and lead to a decline in our stock price. Moreover, due to this customer concentration, any loss or reduced demand from our customers could cause our sales to fall significantly.

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

Uncertainties Related to Market Acceptance

          We believe that substantially all of our revenues in the foreseeable future will be derived from sales of our SpotLight systems. If our SpotLight systems fail to achieve broad market acceptance among our customers and potential customers, our revenues could fall below our and analysts' expectations which could cause our stock price to decline. In light of the relatively recent introduction of our SpotLight systems, in particular our SpotLight GSM system and the rapidly evolving nature of the wireless communications industry, we cannot predict with any degree of assurance whether our current or future smart antenna systems will achieve broad market acceptance. We must demonstrate that our systems and embedded solutions provide a cost-effective spectrum management solution that expands wireless network operators' capacity within each operator's unique network configuration and specifications. If our smart antenna systems do not achieve widespread acceptance with wireless network operators, we will be unable to increase our revenues as expected.

          In the first quarter of 2001, we signed our first royalty-bearing license agreement with Samsung to jointly develop a commercial base station, incorporating our embedded smart antenna technology for 2.5G and 3G CDMA networks. Failure of our embedded smart antenna solutions either to successfully integrate with next generation base station equipment or to significantly enhance wireless voice and data capacity could significantly reduce demand for these solutions. Given the rapidly evolving nature of the wireless communications industry, we cannot predict whether our embedded smart antenna solutions will achieve broad market acceptance. Our future growth is dependent in part upon the acceptance and success of our embedded smart antenna solutions. If our embedded smart antenna solutions do not achieve widespread acceptance with wireless network operators, our prospects for future growth will be adversely affected.

Delays in system installation

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

          In addition, as a result of our adoption of a change to our revenue recognition policy (see note 3 to our financial statements), we will defer revenues for that portion of the revenue derived from that system until the services are completed. These delays could contribute to fluctuations in our revenues from quarter to quarter and negatively affect our cash flow and business operations.

          Additionally, delays in installation may contribute to delays in obtaining new sales orders from customers as customers' inventory of uninstalled Spotlight systems increase. A significant reduction in order activity from customers could harm our business and operating results.

International Market Risks

          Our substantial sales of our SpotLight systems and embedded solutions in international markets subject us to various risks and costs which may harm our business. We anticipate that international sales of our SpotLight and embedded systems in Asia, Latin America and other international markets will continue to account for a significant portion of our revenues for the foreseeable future. Risks and associated costs inherent in our international business activities include:

          w      difficulties obtaining foreign regulatory approval or U.S. export licenses for our smart antenna systems and embedded solutions and technologies;

          w      unexpected changes in regulatory requirements relating to the telecommunications industry;

          w      greater difficulties collecting delinquent or unpaid accounts;

          w      lack of suitable export financing for our SpotLight systems;

          w      dependence upon independent sales representatives and other indirect channels of distribution of our SpotLight systems and embedded solutions;

          w      political and economic instability in the regions where we sell our SpotLight systems and embedded solutions;

          w      enforceability of contracts with foreign customers and distributors governed by foreign laws; and

          w      lack of experienced technical personnel familiar with our products in foreign markets.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Interest Rate Risk

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

Foreign Currency Risk

          Currently our export sales are denominated in U.S. Dollars. The continued development of our international operations will result in an increased market risk relative to foreign currencies. At this time, we do not believe there will be material risks related to fluctuations in foreign exchange rates.

PART II. Other Information

Item 1.          Legal Proceedings

                      None.

Item 2.          Changes in Securities and Use of Proceeds

(f)                  Use of Proceeds from Sale of Registered Securities

          In the second quarter of 2000, we completed an initial public offering of our common stock on April 25, 2000. Net proceeds from the offering amounted to $58.9 million and are invested in high quality short-term investments. As of March 31, 2001, we used approximately $2.5 million for acquisition related expenses and $51.2 million for working capital expenditures and $2.1 million for equipment purchases to fund our research and development activities. To date, we believe that we have used the offering proceeds in a manner consistent with the use of proceeds described in the registration statement. As of March 31, 2001, the remaining balance of approximately $3.1 million of the offering proceeds were invested in high quality short-term investments recorded as cash equivalents on the balance sheet.

Item 4.          Submission of Matters to a Vote of Security Holders

                      None.

Item 6.          Exhibits and Reports on Form 8-K

(a)                  Exhibit Number
3.1*	Certificate of Incorporation of the Registrant.

3.2*	Bylaws of the Registrant.

4.1*	Form of Stock Certificate.

10.1X	Asset Purchase Agreement dated April 1, 2001 between the Registrant and Viasystems, Inc.

10.2X	Manufacturing Agreement dated April 1, 2001 between the Registrant and Viasystems, Inc.

                     ____________

*      Previously filed as an exhibit to Registrant's registration statement on Form S-1, File No. 333-30568, originally filed with the Commission on February 17, 2000, as subsequently amended, and incorporated herein by reference.

X      Certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.

(b)                  Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 14, 2001	METAWAVE COMMUNICATIONS CORPORATION

/s/ Stuart W. Fuhlendorf
Stuart W. Fuhlendorf
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number
3.1*	Certificate of Incorporation of the Registrant.

3.2*	Bylaws of the Registrant.

4.1*	Form of Stock Certificate.

10.1X	Asset Purchase Agreement dated April 1, 2001 between the Registrant and Viasystems, Inc.

10.2X	Manufacturing Agreement dated April 1, 2001 between the Registrant and Viasystems, Inc.

                      ____________

*      Previously filed as an exhibit to Registrant's registration statement on Form S-1, File No. 333-30568, originally filed with the Commission on February 17, 2000, as subsequently amended, and incorporated herein by reference.

X      Certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.