Form 10-Q
period 2001-06-30
METAWAVE COMMUNICATIONS CORP
filed 2001-08-13
CIK 1028361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of August 3, 2001 was 47,374,444.

PART I. Financial Information
Item 1. Financial Statements
METAWAVE COMMUNICATIONS CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
	June 30,	December 31,
	2001	2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 22,304	$ 37,921
Accounts receivable, net	17,576	21,533
Inventories	7,604	17,022
Note receivable	4,473	--
Prepaid expenses and other assets	5,619	2,448
Total current assets	57,576	78,924
Property and equipment, net	5,049	6,642
Goodwill, net	67,157	75,109
Other intangibles, net	4,899	6,308
Other noncurrent assets	1,079	1,372
Total assets	$ 135,760	$ 168,355
	==========	===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 13,398	$ 17,568
Accrued liabilities	3,549	2,604
Accrued compensation	2,770	2,478
Current portion of notes payable and capital lease obligations	2,668	2,914
Deferred revenues	620	719
Total current liabilities	23,005	26,283
Notes payable and capital lease obligations less current portion	1,485	2,542
Total liabilities	24,490	28,825
Commitments
Stockholders' equity:
Preferred stock, $.0001 par value:
Authorized shares - 10,000,000 at June 30, 2001 and December 31, 2000; Issued and outstanding shares - none	-	-
Common stock, $.0001 par value:
Authorized shares - 150,000,000 at June 30, 2001 and December 31, 2000; Issued and outstanding shares - 47,370,909 and 43,483,300 at June 30, 2001 and December 31, 2000, respectively	331,363	321,451
Deferred stock compensation	(4,780)	(11,591)
Accumulated other comprehensive income	(155)	(155)
Accumulated deficit	(215,158)	(170,175)
Total stockholders' equity	111,270	139,530
Total liabilities and stockholders' equity	$ 135,760 ==========	$ 168,355 ===========

See accompanying notes to consolidated financial statements.

	METAWAVE COMMUNICATIONS CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except earnings per share and share data) (Unaudited)
	Three Months Ended June 30,	Six Months Ended June 30,
	2001	2000	2001	2000
Revenues	$ 8,521	$ 11,645	$ 20,088	$ 20,771
Cost of revenues	12,805	8,099	23,233	15,193
Gross (loss) profit	(4,284)	3,546	(3,145)	5,578
Operating expenses:
Research and development	10,286	6,313	19,897	12,687
Sales and marketing	2,525	2,533	5,942	4,876
General and administrative	2,507	1,620	7,001	2,945
Amortization of intangibles and goodwill	4,455	-	9,361	-
Total operating expenses	19,773	10,466	42,201	20,508
Loss from operations	(24,057)	(6,920)	(45,346)	(14,930)
Other income, net	274	795	681	1,011
Interest expense	(180)	(131)	(318)	(285)
Other income (expense), net	94	664	363	726
Net loss before cumulative effect of change in accounting principle	(23,963)	(6,256)	(44,983)	(14,204)
Cumulative effect on prior years of change in accounting principle	-	-	-	(764)
Net loss	$ (23,963)	$ (6,256)	$ (44,983)	$ (14,968)
	==============	==============	==============	==============
Basic and diluted net loss per share before cumulative effect of	$ (0.54)	$ (0.24)	$ (1.03)	$ (0.99)
Change in accounting principle

Cumulative effect on prior years of change in accounting principle	-	-	-	$ (0.05)

Basic and diluted net loss per share	$ (0.54)	$ (0.24)	$ (1.03)	$ (1.04)
	============	============	============	============
Weighted average shares used in computation of basic and diluted
Net loss per share	44,672	26,187	43,851	14,378
See accompanying notes to consolidated financial statements.

METAWAVE COMMUNICATIONS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands, except earnings per share and share data) (Unaudited)

	Six Months Ended June 30,
	2001	2000
Operating Activities
Net loss	$ (44,983)	$ (14,968)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation and amortization expense	11,076	1,515
Amortization of deferred stock compensation	5,227	1,257
Proceeds from insurance recovery	1,233	-
Other	54	(1)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,658	(3,328)
Increase in inventories	(4,454)	(2,417)
Increase in prepaids and other noncurrent assets	(1,045)	(328)
(Decrease) increase in accounts payable, accrued liabilities,
and accrued compensation	(2,991)	3,184
Decrease in deferred revenues	(105)	(1,411)
Net cash used in operating activities	(32,330)	(16,497)

Investing Activities
Net proceeds from sale of inventory and fixed assets	7,964	-
Purchases of equipment	(1,780)	(174)
Other	230	-
Net cash provided by (used in) investing activities	6,414	(174)

Financing activities
Proceeds from issuance of common stock	10,466	58,887
Net proceeds from exercise of common stock options	968	447
Principal payments on notes payable and capital lease obligations	(1,330)	(1,395)
Net cash provided by financing activities	10,104	57,939

Net (decrease) increase in cash and cash equivalents	(15,812)	41,268
Effect of exchange rate changes on cash	195	(77)
Cash and cash equivalents at beginning of period	37,921	20,165
Cash and cash equivalents at end of period	$ 22,304	$ 61,356
	============	============
Noncash transactions and supplemental disclosures
Capital lease obligations incurred to purchase assets	$ -	$ 1,531
Noncash conversion of preferred stock to common stock	-	143,945
Noncash conversion of preferred warrants to common stock warrants	-	157
Deferred stock compensation	-	2,532
Cash interest paid	267	226
Note receivable from manufacturing outsourcing	4,473	-

See accompanying notes to consolidated financial statements.

METAWAVE COMMUNICATIONS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	Description of Business

          Metawave Communications Corporation, a Delaware corporation (the "Company") headquartered in Redmond, Washington, provides smart antenna systems and embedded solutions to wireless network operators facing capacity constraints in the wireless communications industry. The Company's SpotLight smart antenna systems consist of antennas that improve the reception and transmission of radio signals dynamically through the use of the Company's proprietary software. The Company believes that wireless operators can increase overall network capacity, improve or maintain network quality, reduce network operating costs and better manage network infrastructure by implementing the SpotLight systems. The Company is also to developing embedded solutions based on its proprietary technologies that address the associated network capacity problems faced by wireless network operators.

2.	Principles of Consolidation and Basis of Presentation

          The accompanying consolidated financial statements of Metawave Communications Corporation have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We have used estimates in determining certain provisions, including the allowance for doubtful accounts receivable, inventory valuation, useful lives for property and equipment, and warranty accruals. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2000.

          The Company uses a 52-week fiscal year ending on the Sunday closest to December 31. The 2000 fiscal year ended on December 31, 2000, with each of the fiscal quarters representing a 13-week period. The second quarter of 2001 ended on July 1, 2001. For convenience of presentation, all fiscal periods in these financial statements are treated as ending on a calendar month end.

3.	Revenue Recognition and 2000 Change in Revenue Recognition Accounting Principle

          The Company generates revenues through the sales of smart antenna systems and related installation and optimization services. System revenues are recognized when title to the system and risk of loss has been transferred to the customer and all customer acceptance conditions, if any, have been satisfied, and when collection is probable. During 2000, the Company began deferring that portion of equipment revenue that is billable after completion of installation and optimization services. The amount of revenues and gross profit deferred for the second quarter of 2001 was approximately $607,000. The change in accounting principle resulted in a charge of $764,000 for the cumulative effect of the change through the end of fiscal 1999 which was recognized in the first quarter of 2000.

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

          During the first quarter of 2001, we entered into an exclusive, five-year supply agreement with Viasystems Group, Inc. ("Viasystems") to outsource substantially all of our manufacturing operations to Viasystems. Viasystems is a leading global provider of electronics manufacturing services. Under the terms of the agreement, Viasystems purchased approximately $11.4 million of fixed assets and inventory to date. As part of the purchase price we accepted a $4.5 million note receivable due based on sales to the Company by Viasystems.

5.	Long-Lived Assets

We continually evaluate revenues and costs related to our long-lived assets, principally goodwill, from our third quarter 2000 acquisition of Adaptive Telecom. The impact of current market conditions may, in the future, erode the value of long-lived assets and could result in an impairment charge.

6.	New Accounting Pronouncements

In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that more likely than not would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

7.	Inventories
		June 30, 2001	December 31, 2000
(In thousands)
	Purchased parts	$ 281	$ 11,038
	Subassemblies	6,099	3,752
	Finished goods	1,224	2,232
		$ 7,604 =============	$ 17,022 ==============

          Purchased parts include purchased components and partially assembled units. Subassemblies primarily represent components that are assembled and ready for final configuration pending the detailed requirements for the specific customer.

8.	Line of Credit Agreement

          The Company has a credit facility with Imperial Bank. The facility provides for a revolving credit line of $10.0 million to support working capital with a $3.3 million sub-limit for issuance of trade-related commercial and standby letters of credit. Outstanding balances on the credit line bear interest at the bank's prime rate (6.75% as of June 30, 2001 and 9.5% as of December 31, 2000), and are secured by the Company's accounts receivable. At June 30, 2001 and December 31, 2000, $3.3 million and $2.8 million, respectively, were outstanding related to the issuance of standby letters of credit for facilities and equipment. The Company is required to comply with certain covenants set forth in the line of credit agreement. We are currently in compliance with these covenants.

9.	Net Loss Per Share

          Basic and diluted net loss per share is calculated using the weighted average number of shares of common stock outstanding. The effect of stock options, warrants and convertible and redeemable preferred stock have not been included in the calculation of diluted net loss per share as their effect is antidilutive. Pro forma basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding plus the pro forma effect of convertible preferred shares as if such shares were converted to common stock at the time of issuance. Antidilutive restricted stock, options and warrants not included in the loss per share calculation were 6,493 and 3,148 in 2001 and 2000, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2001		2000		2001		2000
	(Unaudited) (In thousands, except per share data)

Net loss	$ (23,963 ============	)	$ (6,256 ============	)	$ (44,983 ============	)	$ (14,968 ============	)
Weighted average shares outstanding:
Common Stock	44,672		26,187		43,851		14,378
Convertible and redeemable preferred stock	-		9,530		-		18,751
Pro forma weighted average shares outstanding	44,672 ============		35,717 ============		43,851 ============		33,129 ============
Basic and diluted net loss per share before cumulative effect of change in accounting principle	$ (0.54 ============	)	$ (0.24 ============	)	$ (1.03 ============	)	$ (0.99 ============	)
Cumulative effect on prior years of change in accounting principle	$ - ============		$ - ============		$ - ============		$ (0.05 ============	)
Pro forma net loss per share	$ (0.54 ============	)	$ (0.18 ============	)	$ (1.03 ============	)	$ (0.45 ============	)
10.	Business Segments

          The Company operates in one material segment as a manufacturer of wireless telecommunications equipment. While certain expenses for sales and marketing activities are incurred in various geographical regions, substantially all of the Company's assets are located and the majority of the Company's operating expenses are incurred at the corporate headquarters. Revenue information by geographic region is as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2001	2000	2001	2000
		(In thousands)		(In thousands)
	United States	$ 5,960	$ 6,794	$ 10,030	$ 10,863
	Mexico	2,346	4,582	7,998	9,639
	China	-	-	1,558	-
	Peru	-	269	-	269
	Korea	215	-	502	-
	Total	$ 8,521 ============	$ 11,645 ============	$ 20,088 ============	$ 20,771 ============
11.	Sale of Capital Stock

          The Company issued a total of 3,562,929 shares of common stock to Acqua Wellington North American Equities Fund Ltd. pursuant to purchase agreements entered into at the time of sale. Proceeds from the issuance of the shares totaled approximately $10.0 million.

12.	Significant Events

          On May 15, 2001, the Company's facility in Taipei, Taiwan was destroyed by fire. As a result of the fire, the Company incurred property losses of approximately $2.9 million. To date the Company has recovered $1.2 million from insurance proceeds and currently expects recovery of the remaining $1.7 million loss.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe harbors created by this law. You generally can identify these statements by our use of forward-looking words such as "plans," "estimates," "believes," "expects," "may," "will," "should" or "anticipates" or the negative or other variations of such terms or comparable terminology, or by discussion of the strategy that involves risks and uncertainties. We often use these types of statements when discussing our plans and strategies, our anticipation of revenues from the markets for our services and products, our anticipated capital expenditures, operations support systems or change in regulatory requirements and other statements contained in this report regarding matters that are not historical facts.

          We caution you that these forward-looking statements are only predictions and estimates regarding future events and circumstances. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

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

Overview

          We provide smart antenna systems and embedded solutions to wireless network operators facing capacity constraints in the wireless communications industry. From inception in January 1995 through December 31, 1997, our operating activities related primarily to conducting research and development, building market awareness, recruiting management and technical personnel and building an operating infrastructure. Shipment for commercial sale of our initial SpotLight system began late in the fourth quarter of 1997 and the Company first recognized revenues for the sale of our SpotLight system in the first quarter of 1998. Since the beginning of 1998, our operating activities have been focused on increasing sales and new product development. Since inception, the Company has incurred significant losses and as of June 30, 2001, had an accumulated deficit of $215.2 million.

          Our revenues are derived primarily from sales of our SpotLight systems, which includes the sale of hardware and the licensing of software, and from related installation and optimization services. We believe that substantially all of our revenues in the near and medium term will be derived from sales of our SpotLight systems. In the second quarter of 2001, we extended an agreement with Verizon Wireless to continue supplying Verizon with SpotLight systems.

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

Results of Operations - For the Three Months and the Six Months Ended June 30, 2001 and 2000

Revenues:

          Net revenue for the second quarter of 2001 decreased 27% to $8.5 million from $11.6 million for the second quarter of 2000. Net revenue for the six months ended June 30, 2001 decreased 3% to $20.1 million from $20.8 million. The decrease was primarily due to a general slowdown in the U.S. economy and telecom spending and the delay of $5.9 million of GSM shipments as a result of the destruction by fire of our Taiwan manufacturing facility. Our two largest customers in the second quarter of 2001 were Verizon Wireless and Alltel Communications, which accounted for 40% and 26% of our revenues, respectively. International sales of our systems for the three and six months ended June 30, 2001 accounted for 30% and 50%, respectively, of total revenues.

Gross Profit (Loss):

          Gross profit for the second quarter of 2001 decreased $7.8 million to a loss of $4.3 million from a gross profit of $3.5 million in the second quarter of 2000. Gross profit for the six months ended June 30, 2001 decreased $8.7 million to a loss of $3.1 million, from a gross profit of $5.6 million for the six months ended June 30, 2000. The decrease in gross margin is primarily due to changes in product mix from 2000 to 2001. In addition, we recorded $5.4 million in inventory reserves for excess and obsolete inventory and product enhancements.

Research and Development:

          Research and development expense was $10.3 million for the second quarter in 2001, an increase of 63% from $6.3 million over the comparable period in 2000. Research and development expense increased 57% to $19.9 million for the six months ended June 30, 2001 from $12.7 million during the comparable period in 2000. The increase in research and development expense was primarily due to continuing development and testing of SpotLight 2200 CDMA and SpotLight GSM systems, and development of our embedded product. In addition, we recognized additional research and development expenses of $1.6 million and $3.8 million in the amortization of deferred stock compensation related to our acquisition of Adaptive Telecom, Inc. in the three and six month periods ended June 30, 2001, respectively.

Sales and Marketing:

          Sales and marketing expense remained consistent at $2.5 million for the three months ended June 30, 2001 and 2000. Sales and marketing expense increased 20% to $5.9 million for the six months ended June 30, 2001 from $4.9 million in the same period in 2000. The increase was primarily due to staffing realignments and the offering of additional support services to customers in 2001.

General and Administrative:

          Our general and administrative expenses consist primarily of salaries and benefits, fees for professional services, deferred compensation, rent and general office expenses. General and administrative expenses for the three months ended June 30, 2001 were $2.5 million, an increase of 56% from $1.6 million for the three months ended June 30, 2000. General and administrative expenses for the six months ended June 30, 2001 were $7.0 million, an increase of 141% from $2.9 million for the six months ended June 30, 2000. The increase was primarily due to additional staffing, professional services and an additional $1.9 million in amortization of deferred stock compensation from the acquisition of Adaptive Telecom, Inc.

Amortization of Intangibles and Goodwill:

          We recorded $4.5 million and $9.4 million in the three and six months ended June 30, 2001 for the amortization of intangibles and goodwill related to the acquisition of Adaptive Telecom, Inc. in September of 2000.

Other Income:

          Our total other income, net amounted to income of $94,000 in the three months ended June 30, 2001 compared to $664,000 in the three months ended June 30, 2000. The decrease is the result of lower return on investments and lower cash investments.

Liquidity and Capital Resources

          For the six months ended June 30, 2001, we used net cash in operating activities of $32.3 million compared to $16.5 million for the same period in 2000. For the six months ended June 30, 2001, our operating activities included uses of cash to fund our net loss of $45.0 million, increased inventory of $4.5 million (excluding the sale of certain assets to Viasystems), decreased accounts payable and accrued liabilities of $3.0 million and an increase of $1.0 million in prepaids and other noncurrent assets. We partially offset cash uses with a decrease of $3.7 million in accounts receivable, proceeds from insurance recoveries of $1.2 million and non-cash charges to depreciation and amortization of $11.1 million and stock compensation expenses of $5.2 million.

          Our net cash provided by investing activities for the six months ended June 30, 2001 was $6.4 million as compared to net cash used in the six months ended June 30, 2000 of $174,000. Pursuant to the manufacturing outsourcing agreement with Viasystems, we received approximately $8.0 million for payment of fixed assets and inventory. Net cash used in investing activities was primarily for the purchase of testing equipment, leasehold improvements, and customer support equipment to support our research and development, our customers, and our Taiwan manufacturing efforts.

          Our net cash provided by financing activities for the six months ended June 30, 2001 was $10.1 million compared to net cash provided in the six months ended June 30, 2000 of $57.9 million. For the six months ended June 30, 2001, we received approximately $10.0 million pursuant to the issuance of 3,562,929 shares of common stock to Acqua Wellington North American Equities Fund Ltd. We received approximately $1.4 million and issued 452,859 shares of common stock under our stock option and employee stock purchase plans.

          As of June 30, 2001, we had $22.3 million in cash and cash equivalents. We also had a revolving line of credit of $10.0 million with Imperial Bank. At June 30, 2001, $3.3 million was outstanding related to the issuance of standby letters of credit for facilities and equipment.

          We believe that current capital resources are adequate to fund our operations for the next twelve months. We may be required to raise additional capital, which may not be available to us on acceptable terms. Any inability to obtain needed financing by us could have a material adverse effect on our business and operating results.

Long-Lived Assets

We continually evaluate revenues and costs related to our long-lived assets, principally goodwill, from our third quarter 2000 acquisition of Adaptive Telecom. The impact of current market conditions may, in the future, erode the value of long-lived assets and could result in an impairment charge.

Recent Accounting Pronouncements

In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below is carrying value. The adoption of SFAS No. 142 will result in our discontinuation of amortization of goodwill; however, we will be required to test goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the future results of operations if an impairment occurs. We are in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

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

Concentration of Customers

          Due to the highly concentrated nature of the wireless industry and the industry consolidation, we depend on a limited number of wireless network operators for substantially all of our revenues. The loss of a customer or a delay in an order from a customer could impair our operating results. We believe that the number of potential customers for future systems will be limited. In the second quarter of 2001, three customers accounted for 91% of our total revenues. Failure by us to capture a significant percentage of the wireless network operators as customers could cause our operating results to be significantly less than anticipated and lead to a decline in our stock price. Moreover, due to this customer concentration, any loss or reduced demand from our customers could cause our sales to fall significantly.

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

          In addition, as a result of our adoption of a change to our revenue recognition policy (see note 3 to our financial statements), we will defer revenues for that portion of the revenue derived from that system until the services are completed. These delays could contribute to fluctuations in our revenues from quarter to quarter and negatively affect our cash flow and business operations. Moreover, delays in installation may contribute to delays in obtaining new sales orders from customers as customers' inventory of uninstalled Spotlight systems increase. A significant reduction in order activity from customers could harm our business and operating results.

The destruction by fire of our GSM product manufacturing facility in Taiwan resulted in the loss of GSM product-related revenue in the second quarter 2001 and may impair our ability to generate GSM-related revenue during the remainder of the year which could materially affect our results of operations.

Our GSM-compatible systems were manufactured in our facilities in Taipei, Taiwan. On May 12, 2001, our manufacturing facilities and sales and services office in Taiwan were destroyed by fire. Consequently, we are in the process of relocating our Taiwan facilities and will be required to expend significant additional financial and management resources to restore our manufacturing processes. In addition, our insurance may not be adequate to cover the property and business income losses incurred. We were not able to manufacture and ship GSM-compatible systems to our customers during the second quarter and may be subject to cancellation of orders by our customers. To the extent that we are not able to purchase needed components, or obtain adequate financing to restore our manufacturing operations in Taiwan, we may not be able to provide GSM products to our customers and generate GSM product-related revenue during the remainder of the year. If this occurs, our business and future growth will be significantly affected, our results of operations will be negatively affected, and our stock price may decline.

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Interest Rate Risk

          We do not use derivative financial instruments in our investment portfolio. We invest in high quality marketable securities, primarily U.S. Government obligations and corporate obligations with maturities of less than three months. Such securities are subject to interest rate risk and will rise and fall in value if market interest rates change, however, we do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is not material.

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

PART II. Other Information

Item 1.          Legal Proceedings

                      None.

Item 2.          Changes in Securities and Use of Proceeds

(d)                  Use of Proceeds from Sale of Registered Securities

          We completed an initial public offering of our common stock on April 25, 2000. Net proceeds from the offering amounted to $58.9 million. As of June 30, 2001, we have used approximately $2.5 million for acquisition related expenses and $54.3 million for working capital expenditures and $2.1 million for equipment purchases to fund our research and development activities. To date, we believe that we have used the offering proceeds in a manner consistent with the use of proceeds described in the registration statement. As of June 30, 2001, there are no remaining offering proceeds.

Item 4.          Submission of Matters to a Vote of Security Holders

(a)                   The Registrant held its Annual Meeting of Stockholders on Thursday, June 21, 2001.

(b)                   The stockholders elected eight directors at the meeting: Robert H. Hunsberger, Bandel L. Carano, Bruce C. Edwards, David R. Hathaway, Scot B. Jarvis, Douglas O. Reudink, Jennifer Gill Roberts and David A. Twyver. There are no additional directors whose term of office as a director continued after the meeting.

(c)                   At the meeting, stockholders (1) elected eight directors of the Company; and (2) ratified the selection of Arthur Andersen LLP, independent public accountants, as auditors for the Company for the year ending December 31, 2001.

The votes cast for, against, or withheld, as well as the number of abstention and broker non-votes for each nominee for office as a director were as follows:

NOMINEE	FOR	AGAINST	WITHHELD	ABSTENTIONS	BROKER NON-VOTES
Robert H. Hunsberger	32,188,116	0	1,700,269	0	0
Bandel L. Carano	33,855,690	0	32,695	0	0
Bruce C. Edwards	33,855,161	0	33,224	0	0
David R. Hathaway	33,855,690	0	32,695	0	0
Scot B. Jarvis	33,855,690	0	32,695	0	0
Douglas O. Reudink	33,865,833	0	22,552	0	0
Jennifer Gill Roberts	33,855,299	0	33,086	0	0
David A. Twyver	33,857,349	0	31,036	0	0

The votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes for ratification of Arthur Andersen LLP, as auditors for the Company for the year ending December 31, 2001 were as follows:
	FOR	AGAINST	WITHHELD	ABSTENTIONS	BROKER NON-VOTES
Ratification of Arthur Andersen LLP as auditors for the Company for the year ending December 31, 2001	33,832,315	23,131	0	32,939	0

Item 6.           Exhibits and Reports on Form 8-K

(a)                   Exhibit Number
3.1*	Certificate of Incorporation of the Registrant.
3.2*	Bylaws of the Registrant.
4.1*	Form of Stock Certificate.

                     ____________

*      Previously filed as an exhibit to Registrant's registration statement on Form S-1, File No. 333-30568, originally filed with the Commission on February 17, 2000, as subsequently amended, and incorporated herein by reference.

(b)                   Reports on Form 8-K

                       1.              Report on Form 8-K, as filed with the SEC on May 16, 2001, announcing the fire in our Taiwan facilities.

                       2.              Report on Form 8-K, as filed with the SEC on June 26, 2001, reporting the private placement of common stock to Acqua Wellington North America Equities Fund Ltd.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 10, 2001	METAWAVE COMMUNICATIONS CORPORATION
/s/ Stuart W. Fuhlendorf Stuart W. Fuhlendorf Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number
3.1*	Certificate of Incorporation of the Registrant.
3.2*	Bylaws of the Registrant.
4.1*	Form of Stock Certificate.

                      ____________

*      Previously filed as an exhibit to Registrant's registration statement on Form S-1, File No. 333-30568, originally filed with the Commission on February 17, 2000, as subsequently amended, and incorporated herein by reference.

1