Form 10-Q
period 2001-09-30
METAWAVE COMMUNICATIONS CORP
filed 2001-11-14
CIK 1028361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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
Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of November 13, 2001 was 51,660,851.

_____________________________________________________________________________________________
PART I. Financial Information

Item 1. Financial Statements
METAWAVE COMMUNICATIONS CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
	September 30,	December 31,
	2001	2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 16,147	$ 37,921
Accounts receivable, net	27,342	21,533
Inventories	11,240	17,022
Note receivable	4,571	-
Prepaid expenses and other assets	2,913	2,448
Total current assets	62,213	78,924
Property and equipment, net	6,346	6,642
Goodwill, net	63,181	75,109
Other intangibles, net	4,421	6,308
Other noncurrent assets	261	1,372
Total assets	$ 136,422	$ 168,355
	==========	===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 14,550	$ 17,568
Accrued liabilities	3,377	2,604
Accrued compensation	3,813	2,478
Current portion of notes payable and capital lease obligations	2,778	2,914
Deferred revenues	1,158	719
Total current liabilities	25,676	26,283
Notes payable and capital lease obligations less current portion	1,261	2,542
Total liabilities	26,937	28,825
Commitments
Stockholders' equity:
Preferred stock, $.0001 par value:
Authorized shares - 10,000,000 at September 30, 2001 and December 31, 2000; Issued and outstanding shares - none	-	-
Common stock, $.0001 par value:
Authorized shares - 150,000,000 at September 30, 2001 and December 31, 2000; Issued and outstanding shares - 51,537,247 and 43,483,300 at September 30, 2001 and December 31, 2000, respectively	341,749	321,451
Deferred stock compensation	(3,360)	(11,591)
Accumulated other comprehensive income	(152)	(155)
Accumulated deficit	(228,752)	(170,175)
Total stockholders' equity	109,485	139,530
Total liabilities and stockholders' equity	$ 136,422 ==========	$ 168,355 ===========

See accompanying notes to consolidated financial statements.

_____________________________________________________________________________________________

	METAWAVE COMMUNICATIONS CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except earnings per share and share data) (Unaudited)
	Three Months Ended September 30,	Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues	$ 10,807	$ 14,153	$ 30,895	$ 34,924
Cost of revenues	7,199	10,731	30,432	25,925
Gross profit	3,608	3,422	463	8,999
Operating expenses:
Research and development	8,219	16,215	28,117	29,402
Sales and marketing	2,945	3,371	8,886	8,247
General and administrative	1,361	2,366	8,362	4,813
Amortization of intangibles and goodwill	4,455	499	13,815	499
Total operating expenses	16,980	22,451	59,180	42,961
Loss from operations	(13,372)	(19,029)	(58,717)	(33,962)
Other income (expense), net	(8)	886	673	1,896
Interest expense	(215)	(179)	(533)	(463)
Other income (expense), net	(223)	707	140	1,433
Net loss before cumulative effect of change in accounting principle	(13,595)	(18,322)	(58,577)	(32,529)
Cumulative effect on prior years of change in accounting principle	-	-	-	(764)
Net loss	$ (13,595)	$ (18,322)	$ (58,577)	$ (33,293)
	==============	==============	==============	==============
Basic and diluted net loss per share before cumulative effect of change in accounting principle	$ (0.28)	$ (0.48)	$ (1.28)	$ (1.45)

Cumulative effect on prior years of change in accounting principle	-	-	-	$ (0.03)

Basic and diluted net loss per share	$ (0.28)	$ (0.48)	$ (1.28)	$ (1.48)
	============	============	============	============
Weighted average shares used in computation of basic and diluted net loss per share	49,201	38,330	45,634	22,420
See accompanying notes to consolidated financial statements.

_____________________________________________________________________________________________

METAWAVE COMMUNICATIONS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands, except earnings per share and share data) (Unaudited)

	Nine Months Ended September 30,
	2001	2000
Operating Activities
Net loss	$ (58,577)	$ (33,293)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation and amortization expense	16,452	2,766
In-process research and development	-	10,400
Amortization of deferred stock compensation	5,843	2,486
Proceeds from insurance recovery	2,268	-
Other	55	(1)
Changes in operating assets and liabilities:
Increase in accounts receivable	(6,158)	(7,981)
Increase in inventories	(7,649)	(5,527)
Decrease (increase) in prepaids and other noncurrent assets	1,426	(2,319)
Increase in accounts payable, accrued liabilities,
and accrued compensation	144	9,505
Decrease in deferred revenues	(105)	(520)
Net cash used in operating activities	(46,301)	(24,484)

Investing Activities
Net proceeds from sale of inventory and fixed assets	7,964	(2,500)
Purchases of equipment	(4,350)	(1,081)
Other	230	-
Net cash provided by (used in) investing activities	3,844	(3,581)

Financing activities
Proceeds from issuance of common stock	21,644	58,880
Net proceeds from exercise of common stock options	980	444
Principal payments on notes payable and capital lease obligations	(2,002)	(2,327)
Net cash provided by financing activities	20,622	56,997

Net (decrease) increase in cash and cash equivalents	(21,835)	28,932
Effect of exchange rate changes on cash	61	(55)
Cash and cash equivalents at beginning of period	37,921	20,165
Cash and cash equivalents at end of period	$ 16,147	$ 49,042
	============	============
Noncash transactions and supplemental disclosures
Capital lease obligations incurred to purchase assets	$ -	$ 1,531
Noncash conversion of preferred stock to common stock	-	143,945
Noncash conversion of preferred warrants to common stock warrants	-	157
Deferred stock compensation	-	19,882
Noncash issuance of common stock for acquisition	-	93,436
Noncash issuance of common stock options for acquisition	-	1,022
Cash interest paid	588	369
Note receivable from manufacturing outsourcing	4,473	-

See accompanying notes to consolidated financial statements.

_____________________________________________________________________________________________

METAWAVE COMMUNICATIONS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	Description of Business

          Metawave Communications Corporation, a Delaware corporation (the "Company"), headquartered in Redmond, Washington, provides smart antenna systems and embedded solutions to wireless network operators facing capacity constraints in the wireless communications industry. The Company's SpotLight smart antenna systems improve the reception and transmission of radio signals dynamically through the use of the Company's proprietary software and hardware designs. The Company believes that wireless operators can increase overall network capacity, improve or maintain network quality, reduce network operating costs and better manage network infrastructure by implementing the SpotLight systems. The Company has also developed embedded solutions and shared infrastructure products based on proprietary technologies that address the associated network capacity problems faced by wireless network operators.

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

          The Company uses a 52-week fiscal year ending on the Sunday closest to December 31. The 2000 fiscal year ended on December 31, 2000, with each of the fiscal quarters representing a 13-week period. The third quarter of 2001 ended on September 30, 2001. For convenience of presentation, all fiscal periods in these financial statements are treated as ending on a calendar month end.

3.	Revenue Recognition and 2000 Change in Revenue Recognition Accounting Principle

          The Company generates revenues through the sales of smart antenna systems and related installation and optimization services. System revenues are recognized when title to the system and risk of loss has been transferred to the customer and all customer acceptance conditions, if any, have been satisfied, and when collection is probable. During 2000, the Company began deferring that portion of equipment revenue that is billable after completion of installation and optimization services. The amount of revenues and gross profit deferred for the third quarter of 2001 was approximately $1,158,000. The change in accounting principle resulted in a charge of $764,000 for the cumulative effect of the change through the end of fiscal 1999 which was recognized in the first quarter of 2000.

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

          During the first quarter of 2001, we entered into an exclusive, five-year supply agreement with Viasystems Group, Inc. ("Viasystems") to outsource substantially all of our manufacturing operations to Viasystems. Viasystems is a leading global provider of electronics manufacturing services. Under the terms of the agreement, Viasystems has purchased approximately $11.4 million of fixed assets and inventory to date. As part of the purchase price, we accepted a $4.5 million note receivable due based on sales to the Company by Viasystems.

_____________________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
5.	Long-Lived Assets

          We continually evaluate revenues and costs related to our long-lived assets, principally goodwill, from our third quarter 2000 acquisition of Adaptive Telecom, Inc. The impact of current market conditions may, in the future, erode the value of long-lived assets and could result in an impairment charge.

6.	New Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that more likely than not would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

          In August 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires a single accounting model for the impairment or disposal of long lived assets. SFAS No. 144 is effective for financial statements after December 15, 2001. The Company is in the process of evaluating the financial statement impact, if any, of adoption of SFAS No. 144.

7.	Inventories
		September 30, 2001	December 31, 2000
(In thousands)
	Purchased parts	$ 1,132	$ 11,038
	Subassemblies	2,645	3,752
	Finished goods	7,463	2,232
		$ 11,240 =============	$ 17,022 ==============

          Purchased parts include purchased components and partially assembled units. Subassemblies primarily represent components that are assembled and ready for final configuration pending the detailed requirements for the specific customer.

8.	Letters of Credit

          The Company has standby letters of credit for facilities and equipment outstanding with Comerica Bank. At September 30, 2001 and December 31, 2000, $3.3 million and $2.8 million, respectively, were outstanding under these letters of credit.

_____________________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
9.	Net Loss Per Share

          Basic and diluted net loss per share is calculated using the weighted average number of shares of common stock outstanding. The effect of stock options, warrants and convertible and redeemable preferred stock have not been included in the calculation of diluted net loss per share as their effect is antidilutive. Pro forma basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding plus the pro forma effect of convertible preferred shares as if such shares were converted to common stock at the time of issuance. Antidilutive restricted stock, options and warrants not included in the loss per share calculation were 6,425 and 3,148 in 2001 and 2000, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2001		2000		2001		2000
	(Unaudited) (In thousands, except per share data)

Net loss	$ (13,595 ============	)	$ (18,322 ============	)	$ (58,577 ============	)	$ (33,293 ============	)
Weighted average shares outstanding:
Common Stock	49,201		38,330		45,634		22,420
Convertible and redeemable preferred stock	-		-		-		12,455
Pro forma weighted average shares outstanding	49,201 ============		38,330 ============		45,634 ============		34,875 ============
Basic and diluted net loss per share before cumulative effect of change in accounting principle	$ (0.28 ============	)	$ (0.48 ============	)	$ (1.28 ============	)	$ (1.45 ============	)
Cumulative effect on prior years of change in accounting principle	$ - ============		$ - ============		$ - ============		$ (0.03 ============	)
Pro forma net loss per share	$ (0.28 ============	)	$ (0.48 ============	)	$ (1.28 ============	)	$ (0.95 ============	)
10.	Business Segments

          The Company operates in one material segment as a manufacturer of wireless telecommunications equipment. While certain expenses for sales and marketing activities are incurred in various geographical regions, substantially all of the Company's assets are located, and the majority of the Company's operating expenses are incurred, at the corporate headquarters. Revenue information by geographic region is as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2001	2000	2001	2000
		(In thousands)		(In thousands)
	United States	$ 3,764	$ 10,408	$ 13,794	$ 21,330
	Mexico	954	3,381	8,952	12,959
	China	5,587	-	7,145	603
	Peru	-	332	-	-
	Russia		32		32
	Korea	502	-	1,004	-
	Total	$ 10,807 ============	$ 14,153 ============	$ 30,895 ============	$ 34,924 ============

_____________________________________________________________________________________________

11.	Sale of Capital Stock

          The Company issued a total of 3,160,523 shares of common stock to Acqua Wellington North American Equities Fund Ltd. during the nine months ended September 30, 2001, pursuant to purchase agreements entered into at the time of sale. Net proceeds from the issuance of the shares was approximately $8.7 million.

          The Company issued a total of 533,808 shares of common stock to Vertical Ventures LLC during the nine months ended September 30, 2001, pursuant to a purchase agreement entered into at the time of sale. Net proceeds from the issuance of the shares was approximately $1.5 million.

          The Company issued a total of 480,075 shares of common stock to Pine Ridge Financial, Ltd. during the nine months ended September 30, 2001, pursuant to a purchase agreement entered into at the time of sale. Net proceeds from the issuance of the shares was approximately $1.0 million.

12.	Significant Events

          On May 15, 2001, the Company's facility in Taipei, Taiwan was destroyed by fire. As a result of the fire, the Company incurred property losses of approximately $3.2 million. To date, the Company has recovered $2.2 million from insurance proceeds and currently expects recovery of the remaining $1.0 million loss.

13.	Subsequent Events

          In October 2001, the Company announced a restructuring program to reduce costs and balance investments across new product lines. The restructuring program includes a workforce reduction of approximately 15%, writedown of impaired fixed assets and other charges. As a result, the Company expects to record restructuring costs of approximately $3.0 million in the fourth quarter of fiscal 2001. Cash expenditures of approximately $450,000 relating to the workforce reduction will be substantially paid during the fourth quarter of fiscal 2001.

          See Part II, Item 1, Legal Proceedings below for a description of a class action lawsuit that was purportedly filed against Metawave and certain of our officers and directors on November 6, 2001.

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

          Our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, you should carefully consider various factors that might cause actual results to differ materially from stated expectations. Please see the "Factors Affecting Our Business Prospects and Operating Results" below and the various risks outlined in our filings with the Securities and Exchange Commission from time-to-time.

_____________________________________________________________________________________________

Overview

          We provide smart antenna systems and embedded solutions to wireless network operators facing capacity constraints in the wireless communications industry. From inception in January 1995 through December 31, 1997, our operating activities related primarily to conducting research and development, building market awareness, recruiting management and technical personnel and building an operating infrastructure. Shipment for commercial sale of our initial SpotLight system began late in the fourth quarter of 1997 and the Company first recognized revenues for the sale of our SpotLight system in the first quarter of 1998. Since the beginning of 1998, our operating activities have been focused on increasing sales and new product development. Since inception, the Company has incurred significant losses and, as of September 30, 2001, had an accumulated deficit of $228.8 million.

          Our revenues are derived primarily from sales of our SpotLight systems, which includes the sale of hardware and the licensing of software, and from related installation and optimization services. We believe that substantially all of our revenues in the near and medium term will be derived from sales of our SpotLight systems. In the second quarter of 2001, we extended an agreement with Verizon Wireless to continue supplying Verizon with SpotLight systems. In October 2001, we announced an alliance with Lucent to increase the capacity of Code Division Multiple Access (CDMA) and CDMA2000 wireless networks by integrating the Lucent Flexent (TM) CDMA Modular Cell base station with Metawave's SpotLight 2200 system in order to simplify the sharing of traffic load between sectors and cells to increase the overall traffic that can be carried by the network.

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

          Beginning in 2001, the Company began research and development efforts for the SmartShare (TM) and SmartCell (TM) smart antenna products which utilize proprietary cell sculpting technology. Our cell sculpting technology enables an operator to "sculpt" or shape a cell's coverage pattern in a way that delivers greater capacity and performance benefits than that of off-the-shelf antennas. The SmartShare product allows multiple service providers to share a single antenna system while allowing each wireless network operator to independently optimize their coverage patterns. SmartShare also improves network performance by allowing wireless operators to implement cell coverage patterns that can be optimized for each particular cell site. The SmartShare product is designed for use by cell tower companies that typically have requirements to support multiple wireless operators on a single tower structure. In October 2001, we announced the signing of a letter of intent with a leading tower company to enter into a purchase agreement for SmartShare.

          The SmartCell product also allows network operators to improve network performance by implementing custom cell coverage patterns but is designed to be deployed by a single wireless operator per antenna system. The SmartCell product is designed for use by wireless operators with networks operating in the PCS 1900MHz and DCS 1800MHz frequency bands. We expect that both SmartShare and SmartCell products will be ready for commercial release in the second half of 2002.

Results of Operations - For the Three Months and the Nine Months Ended September 30, 2001 and 2000

Revenues:

          Net revenue for the third quarter of 2001 decreased 23.9% to $10.8 million from $14.2 million for the third quarter of 2000. Net revenue for the nine months ended September 30, 2001 decreased 11.5% to $30.9 million from $34.9 million for the nine months ended September 31, 2000. The decrease was primarily due to a general slowdown in the U.S. economy and spending by telecommunications companies. Our two largest customers in the third quarter of 2001 accounted for 49.4% and 25.9% of our revenues, respectively. International sales of our systems for the three and nine months ended September 30, 2001 accounted for 65.2% and 55.4%, respectively, of total revenues as compared to 24.7% and 37.9% of total revenues in for the three and nine months ended September 30, 2000, respectively.

_____________________________________________________________________________________________

Gross Profit:

          Gross profit for the third quarter of 2001 increased $0.2 million to a gross profit of $3.6 million from a gross profit of $3.4 million in the third quarter of 2000. Gross profit for the nine months ended September 30, 2001 decreased $8.5 million to a gross profit of $0.5 million, from a gross profit of $9.0 million for the nine months ended September 30, 2000. The decrease in gross margin is primarily due to changes in product mix from 2000 to 2001. In addition, we recorded $5.4 million in inventory reserves for excess and obsolete inventory and product enhancements during the second quarter of 2001.

Research and Development:

          Research and development expense was $8.2 million for the third quarter in 2001, a decrease of 49% from $16.2 million over the comparable period in 2000. Research and development expense decreased 4% to $28.1 million for the nine months ended September 30, 2001 from $29.4 million during the comparable period in 2000. The decrease in research and development expense was primarily due to the completion of the development of several products.

Sales and Marketing:

          Sales and marketing expense was $2.9 million for the third quarter in 2001, a decrease of 14.7% from $3.4 million over the comparable period in 2000. Sales and marketing expense increased 9% to $8.9 million for the nine months ended September 30, 2001 from $8.2 million in the same period in 2000. The increase was primarily due to staffing realignments and the offering of additional support services to customers in early 2001.

General and Administrative:

          Our general and administrative expenses consist primarily of salaries and benefits, fees for professional services, deferred compensation, rent and general office expenses. General and administrative expenses for the three months ended September 30, 2001 were $1.4 million, a decrease of 42% from $2.4 million for the three months ended September 30, 2000. The decrease was due to cost reduction efforts and reduced personnel costs during the period. General and administrative expenses for the nine months ended September 30, 2001 were $8.4 million, an increase of 75% from $4.8 million for the nine months ended September 30, 2000. The increase was primarily due an additional $5.8 million in amortization of deferred stock compensation from the acquisition of Adaptive Telecom, Inc.

Amortization of Intangibles and Goodwill:

          We recorded $4.5 million and $13.8 million in the three and nine months, respectively, ended September 30, 2001 for the amortization of intangibles and goodwill related to the acquisition of Adaptive Telecom, Inc. in September of 2000.

Other Income (Expense):

          Our total other income (expense), net amounted to an expense of $223,000 in the three months ended September 30, 2001 compared to an income of $707,000 in the three months ended September 30, 2000. The decrease is the result of lower return on investments and lower cash investments.

Liquidity and Capital Resources

          For the nine months ended September 30, 2001, we used net cash in operating activities of $46.3 million compared to $24.5 million for the same period in 2000. For the nine months ended September 30, 2001, our operating activities included uses of cash to fund our net loss of $58.6 million, increased accounts receivable of $6.2 million and increased inventory of $7.6 million (excluding the sale of certain assets to Viasystems). We partially offset cash uses with a decrease of $1.4 million in prepaids and other noncurrent assets, proceeds from insurance recoveries of $2.3 million and non-cash charges to depreciation and amortization of $16.5 million and stock compensation expenses of $5.8 million.

_____________________________________________________________________________________________

          Our net cash provided by investing activities for the nine months ended September 30, 2001 was $3.8 million as compared to net cash used in the nine months ended September 30, 2000 of $3.6 million. Pursuant to the manufacturing outsourcing agreement with Viasystems, we received approximately $8.0 million for payment of fixed assets and inventory. Net cash used in investing activities was primarily for the purchase of testing equipment, leasehold improvements, and customer support equipment to support our research and development, our customers, and our Taiwan manufacturing efforts.

          Our net cash provided by financing activities for the nine months ended September 30, 2001 was $20.6 million compared to net cash provided in the nine months ended September 30, 2000 of $57.0 million. For the nine months ended September 30, 2001, we received approximately $21.2 million pursuant to the issuance of 7,737,335 shares of common stock. We received approximately $1.5 million and issued 459,151 shares of common stock under our stock option and employee stock purchase plans.

          As of September 30, 2001, we had $16.1 million in cash and cash equivalents. At September 30, 2001, $3.3 million was outstanding related to the issuance of standby letters of credit for facilities and equipment.

          We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under any credit facilities, financing through equipment lease transactions and possible future public or private debt and/or equity offerings. We invest our excess cash in short-term, investment-grade money market instruments.

          We currently believe that our existing cash balances and funds expected to be generated from operations will provide us with sufficient funds to finance our operations for at least the next 12 months. We may require additional funds in the future to support our working capital requirements or for other purposes, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financing as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable to us or our shareholders when we may require it. Any inability to obtain needed financing by us could have a material adverse effect on our business and operating results.

Long-Lived Assets

          We continually evaluate revenues and costs related to our long-lived assets, principally goodwill, from our third quarter 2000 acquisition of Adaptive Telecom. The impact of current market conditions may, in the future, erode the value of long-lived assets and could result in an impairment charge.

Recent Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below is carrying value. The adoption of SFAS No. 142 will result in our discontinuation of amortization of goodwill; however, we will be required to test goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the future results of operations if an impairment occurs. We are in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

          In August 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires a single accounting model for the impairment or disposal of long lived assets. SFAS No. 144 is effective for financial statements after December 15, 2001. The Company is in the process of evaluating the financial statement impact, if any, of the adoption of SFAS No. 144.

_____________________________________________________________________________________________

Factors Affecting Our Business Prospects and Operating Results

Uncertainties Related to Market Acceptance

          We believe that substantially all of our revenues in the foreseeable future will be derived from sales of our SpotLight systems. We recently signed an agreement with Lucent Technologies to develop a SpotLight product which will be integrated into the Lucent Flexent base station, but any revenues derived from this product will not occur in the near term. If our SpotLight systems fail to achieve broad market acceptance among our customers and potential customers, or if the integration of SpotLight with Lucent Flexent is not successful, our revenues could fall below our and analysts' expectations which could cause our stock price to decline. In light of the relatively recent introduction of our SpotLight systems, in particular our SpotLight GSM system and the rapidly evolving nature of the wireless communications industry, we cannot predict with any degree of assurance whether our current or future smart antenna systems will achieve broad market acceptance. We must demonstrate that our systems and embedded solutions provide a cost-effective spectrum management solution that expands wireless network operators' capacity within each operator's unique network configuration and specifications. If our smart antenna systems do not achieve widespread acceptance with wireless network operators, we will be unable to increase our revenues as expected and our business and operation results will be harmed.

          In the first quarter of 2001, we signed our first royalty-bearing license agreement with Samsung to jointly develop a commercial base station, incorporating our embedded smart antenna technology for 2.5G and 3G CDMA networks. In addition, in October 2001, we announced a letter of intent with a tower company for the development of a shared infrastructure antenna product called SmartShare. Failure of our embedded smart antenna solutions either to successfully integrate with next generation base station equipment or to significantly enhance wireless voice and data capacity could significantly reduce demand for these solutions. Given the rapidly evolving nature of the wireless communications industry, we cannot predict whether our embedded smart antenna solutions or SmartShare product offerings will achieve broad market acceptance. Our future growth is dependent in part upon the acceptance and success of our embedded smart antenna solutions and products like SmartShare. If our smart antenna solutions do not achieve widespread acceptance with wireless network operators, our prospects for future growth will be adversely affected.

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

Delays in System Installation

          We typically install our systems for customers at cell sites and commission them for commercial operation. Timely installation and commissioning of our systems are affected by a variety of factors not within our control. For example, customers may need to obtain zoning approvals for a new cell site building and tower before we may begin our installation process. With existing sites, if a customer chooses to upgrade to our high gain antennas, permits may also be required to place the antennas on the tower. In addition, the customer is responsible for preparing the cell site for our installation, including any electrical, air conditioning or tower cabling requirements. Customers often experience delays in obtaining the requisite permits and preparing the sites, which delays our ability to install and

_____________________________________________________________________________________________

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

Destruction of our GSM product manufacturing facility

          Our GSM-compatible systems are primarily manufactured in our facilities in Taipei, Taiwan. On May 12, 2001, our manufacturing facilities and sales and services office in Taiwan were destroyed by fire. Consequently, we relocated our Taiwan facilities and have expended significant additional financial and management resources to restore our manufacturing processes. We were not able to manufacture and ship any GSM-compatible systems to our customers during the second quarter and shipped only a portion of our GSM orders during the third quarter from Taiwan. To the extent that we are not able to fully restore our manufacturing operations in Taiwan, we may not be able to fulfill all GSM product orders from during the remainder of the year. If this occurs, our business and future growth will be significantly affected, our results of operations will be negatively affected, and our stock price may decline.

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

Concentration of Customers

          Due to the highly concentrated nature of the wireless industry and the recent industry consolidation, we depend on a limited number of wireless network operators for substantially all of our revenues. The loss of a customer or a delay in an order from a customer could impair our operating results. Additionally, the loss of a customer or a delay in payment by a customer could adversely affect our cash flow. We believe that the number of potential customers for future systems will be limited. In the third quarter of 2001, two customers accounted for 75.3% of our total revenues. Failure by us to retain these wireless network operators as customers could cause our operating results to be significantly less than anticipated and lead to a decline in our stock price. Moreover, due to this customer concentration, any loss or reduced demand from our customers could cause our sales to fall significantly.

_____________________________________________________________________________________________

Stock Price Volatility

          Our common shares have experienced, and may continue to experience, substantial price volatility, particularly as a result of variations between our actual or anticipated financial results and the published expectations of analysts and as a result of announcements by us. In addition, the stock market has experienced extreme price fluctuations that have affected the market price of many technology companies in particular and that have often been unrelated to the operating performance of these companies. A major decline in the capital markets generally, or in the market price of our securities, may negatively impact our ability to make future strategic acquisitions, raise capital, issue debt or convertible debt, or retain employees. These factors, as well as general economic and political conditions, may in turn have a material adverse effect on the market price of the Company's common shares.

Access to Capital

          During the third quarter, we raised $11.2 million through sales of our common stock. We may need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our operating expenses working capital, capital expenditure and business expansion requirements through December 31, 2002. Thereafter, we may need to raise additional funds. We may have to raise funds even sooner in order to fund more rapid expansion, to develop new or enhanced services or products, to respond to competitive pressures, to acquire complementary products, businesses or technologies or otherwise to respond to unanticipated requirements. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. If we raise capital through debt financing, we may be forced to accept restrictions affecting our liquidity, including restrictions on our ability to incur additional indebtedness or pay dividends. We cannot assure you that additional financing will be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our ongoing operations and planned expansion, take advantage of unanticipated acquisition opportunities, develop or enhance products and services or respond to competitive pressures. This inability could seriously harm our business and results of operations.

The continuing deterioration of the economy could harm the Company's business

          The Company faces the risk of a continued decline in the economic environment, especially as it relates to the telecommunications sector. In this environment, customers may experience financial difficulty, cease operations or fail to budget for the purchase of the Company's products and services. These adverse impacts, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing the Company to realize lower revenues and margins. We did not experience any direct impact from the September 11, 2001 terrorist attacks on the United States other than minor delays in certain material shipments due to disruptions in the air transportation system. These delays did not have a material impact on us. We are not able to estimate what the long-term impact these events will have on our customers, suppliers and market demand for our products. We may be exposed to risks which could include production delays or shutdowns due to terrorist attacks. Any reduction in demand or loss of customers could have a negative impact on our results of operations and future sales.

          Due to the current volatility of the financial markets and slowdown in the U.S. economy many of our customers may find it increasingly difficult to predict demand for their products and services. As a result, many of our customers have and continue to slow and postpone the deployment of new wireless networks and the development of new technologies and products, which has reduced the demand for our products and services. We have experienced this challenge particularly with respect to managing our employee base, and this has resulted in underutilization of employees due to the sudden reduction in the demand for our products during the first three quarters of fiscal 2001. In response to these factors and the lack of visibility and uncertain market conditions, we have taken steps and are continuing to take steps to reduce our level of expenditures. We have reduced our headcount by approximately 18.2% since December 31, 2000. We have also implemented a more stringent expenditure approval policy, in an effort to further reduce our costs. Additionally, we expect to continue to review our internal processes throughout 2001 and make further adjustments as necessary.

_____________________________________________________________________________________________

A class action lawsuit has purportedly been filed against us

          We and certain of our officers and directors are named as defendants in a purported class action complaint which has been filed allegedly on behalf of certain persons who purchased our common stock during the time period beginning on April 26, 2000 and ending on December 6, 2000. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Primarily it alleges that there was undisclosed compensation received by our underwriters in connection with our initial public offering.

          We can provide no assurance as to the outcome of this matter. Any resolution of this matter in a manner adverse to us would have a material adverse affect on our financial position and results of operation. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could harm our ability to compete in the marketplace.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Interest Rate Risk

          We do not use derivative financial instruments in our investment portfolio. We invest in high quality marketable securities, primarily U.S. Government obligations and corporate obligations with maturates of less than three months. Such securities are subject to interest rate risk and will rise and fall in value if market interest rates change, however, we do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is not material.

Foreign Currency Risk

          Currently our export sales are denominated in U.S. Dollars. The continued development of our international operations will result in an increased market risk relative to foreign currencies. At this time, we do not believe there will be material risks related to fluctuations in foreign exchange rates.

_____________________________________________________________________________________________

PART II. Other Information

Item 1.          Legal Proceedings

           On September 6, 2001, a complaint was filed by Teledyne Industries against us in the Superior Court of California alleging breach of a manufacturing agreement dated April 26, 2000. Teledyne contends that we breached the agreement by canceling certain purchase orders for filters supplied to us by Teledyne and is seeking damages of $884,156.79 representing the value of finished assemblies and long-lead inventory plus attorneys' fees and expenses. We believe we have meritorious defenses to such claims and that the outcome of this action will not harm us, but litigation is uncertain and we may not prevail in this suit. Teledyne has discontinued its filter business and Metawave and Viasystems Group, Inc., which manufactures our products, currently have sufficient inventory of these filters for the foreseeable future. Moreover, we believe that other suppliers can provide these filters when needed and the discontinuation of our business relationship with Teledyne will not affect the production of our products.

           On November 6, 2001, a class action lawsuit was purportedly filed in the United States District Court for the Southern District of New York against us and certain of our officers and directors as well as against the underwriters who handled our April 26, 2000 initial public offering of common stock. The complaint was filed allegedly on behalf of persons who purchased our common stock during the time period beginning on April 26, 2000 and ending on December 6, 2000. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the assertion that there was undisclosed compensation received by our underwriters in connection with the our initial public offering.

           Although neither Metawave nor the individual defendants have filed an answer in this matter, Metawave believes that it and the individual defendants have meritorious defenses to the claims made in the complaint and intends to contest the lawsuit vigorously. However, there can be no assurance that we will be successful, and an adverse resolution of the lawsuit would have an adverse affect on our financial position and results of operation in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit, although we do not believe it will have a material adverse impact on our financial condition or results of operations.

           In addition, from time to time we are subject to various other legal proceedings that arise in the ordinary course of business. Although we cannot predict the outcomes of these proceedings with certainty, we do not believe that the disposition of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 2.          Changes in Securities and Use of Proceeds

(d)                  Use of Proceeds from Sale of Registered Securities

          We completed an initial public offering of our common stock on April 25, 2000. Net proceeds from the offering amounted to $58.9 million. As of September 30, 2001, we have used approximately $2.5 million for acquisition-related expenses and $56.4 million for working capital expenditures and $2.1 million for equipment purchases to fund our research and development activities. To date, we believe that we have used the offering proceeds in a manner consistent with the use of proceeds described in the registration statement. As of September 30, 2001, there are no remaining offering proceeds.

Item 4.          Submission of Matters to a Vote of Security Holders

                      None.

_____________________________________________________________________________________________

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

(b)                   Reports on Form 8-K

                       1.              Report on Form 8-K, as filed with the SEC on July 2, 2001, reporting the private placement of common stock to Acqua Wellington North America Equities Fund Ltd.

                       2.              Report on Form 8-K, as filed with the SEC on August 17, 2001, reporting the private placement of common stock to Acqua Wellington North America Equities Fund Ltd.

                       3.              Report on Form 8-K, as filed with the SEC on August 28, 2001, reporting the private placement of common stock to Acqua Wellington North America Equities Fund Ltd.

                       4.              Report on Form 8-K, as filed with the SEC on September 14, 2001, reporting the private placement of common stock to Vertical Ventures LLC.

                       5.              Report on Form 8-K, as filed with the SEC on September 27, 2001, reporting the private placement of common stock to Acqua Wellington North America Equities Fund Ltd. and Pine Ridge Financial, Ltd.

_____________________________________________________________________________________________

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 13, 2001	METAWAVE COMMUNICATIONS CORPORATION
/s/ Stuart W. Fuhlendorf Stuart W. Fuhlendorf Chief Financial Officer (Principal Financial and Accounting Officer)

_____________________________________________________________________________________________

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

_____________________________________________________________________________________________