Form 10-K
period 2001-12-31
METAWAVE COMMUNICATIONS CORP
filed 2002-04-15
CIK 1028361

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-24673

Metawave Communications Corporation

(Exact name of registrant as specified in its charter)

Delaware	91-1673152
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10735 Willows Road NE Redmond, WA 98052

(Address of principal executive offices, including zip code)

(425) 702-5600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.0001
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 1, 2002 was approximately $19,023,691 based upon the closing price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares outstanding of the registrant’s Common Stock outstanding as of April 1, 2002 was 51,670,127.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on June 6, 2002.

METAWAVE COMMUNICATIONS CORPORATION

INDEX

		Page

PART I
ITEM 1.	BUSINESS	2
ITEM 2.	PROPERTIES	11
ITEM 3.	LEGAL PROCEEDINGS	11
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	11
PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS	12
ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA	14
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK	31
ITEM 8.	FINANCIAL STATEMENTS	32
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	56
PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	56

PART I

Item 1.     Business

      In addition to historical information, the following discussion of Metawave Communications Corporation’s (The “Company’s” or “Metawave’s”) business (as well as the letter to stockholders from the Company’s chairman and chief executive officer sent to stockholders with this Annual Report on Form 10-K) contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-K entitled “Competition”, “Intellectual Property”, “Risks Related to our Business”, “Risks Related to our Stockholders” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, the forward-looking statements relating to our future operations are based on the assumption that we are able to continue as a going concern. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof and if we are required to significantly alter our business operations in order to continue operations, our future results may differ substantially from those expressed in our forward-looking statements. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document, as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2002.

Overview

      Metawave Communications Corporation provides smart antenna solutions to wireless network operators, tower providers and base station manufacturers facing capacity constraints and performance issues in the wireless communications industry. We believe that our smart antenna systems improve overall network performance by increasing capacity, improving or maintaining network quality, reducing network operating costs and better managing network infrastructure. Our smart antenna systems are designed to allow wireless network operators, tower providers and base station manufacturers to address wireless network challenges, allowing them to more cost-effectively keep pace with growth in subscriber rates and minutes of use and increased demand for digital voice and data services. Our technologies are designed to be implemented in a variety of market segments in the worldwide wireless communications industry and currently support various CDMA, GSM, third generation (3G) and analog standards.

      Our customers of SpotLight appliqué systems include Verizon Wireless, ALLTEL Communications and Grupo Iusacell Celular S.A. de C.V. of Mexico. As of December 31, 2001, we had sold an aggregate of 368 SpotLight® appliqué systems worldwide. Our SpotLight smart antenna systems are appliqués or add-ons to existing or new base stations and are intended to increase the capacity and improve the performance of current second generation (2G) and two-and-one-half generation (2.5G) CDMA networks. As an improvement to our current SpotLight 2200 appliqué product, we entered into an agreement with Lucent Technologies to better and more closely integrate our SpotLight 2200 CDMA smart antenna system into Lucent’s FlexentTM Modular Cellular base station.

      We are developing an antenna sharing product called SmartShareTM that is designed to enable tower providers to increase the number of carriers on their towers and to enable multiple wireless network operators to share a common set of antennas while independently defining antenna patterns to optimize their individual networks. We have entered into an agreement with Crown Castle International to develop and supply our SmartShare products for use in their tower locations.

      We are developing a smart antenna solution called SmartCellTM that is designed to enable wireless network operators operating in the cellular and Personal Communications Services, or PCS, frequencies to improve the performance of their networks by improving capacity, quality and coverage. SmartCell is intended to provide greater capacity and performance benefits over that provided by off-the-shelf sector antennas.

      Our smart antenna solutions are also designed to be embedded into 2.5G and 3G base stations. We have entered into an agreement with Samsung Electronics Co., Ltd. to embed our adaptive smart antenna technology into some of their base stations.

      In March of 2002, we decided upon a restructuring plan to discontinue the SpotLight GSM product, reduce our workforce and consolidate facilities. After evaluation of the market, we determined that the SpotLight GSM product did not have sufficient customer demand to continue with the product. While this decision was made based on market conditions in the first quarter of 2002, we determined that these market conditions impaired the carrying value of the inventory and fixed assets associated with the product as of December 31, 2001. Accordingly, a provision of $18.1 million for the write down of these assets was made in the year ended December 31, 2001.

      We expect to record charges of approximately $23 million relating to this restructuring, $18.1 million of which was recorded in 2001 as stated above. We expect to record the remaining charges of approximately $4.9 million, related to employee severance, facilities shutdown, termination of third party arrangements and other costs, in the first and second quarters of 2002.

      In connection with the restructuring, the Company identified unauthorized commitments related to SpotLight GSM sales made to companies in Asia. As a result of these commitments, the Company has restated its quarterly results for the first three quarters of 2001 and has revised its annual results for 2001 with respect to $7.1 million of revenue out of the $43.6 million of total revenue previously announced.

Industry Background

      Markets for Our Products. In wireless communications networks, there are several wireless standards that use different technologies to process calls and divide allocated spectrum. These wireless standards fall into two broad categories, analog and digital. Advanced Mobile Phone System, or AMPS, is the leading analog standard. Digital standards are further subdivided into two general schemes, time division and code division. Time Division Multiple Access, or TDMA, and Global Systems for Mobile Communications, or GSM, are the leading time division standards. Code Division Multiple Access, or CDMA, is the leading code division standard.

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

      The CDMA, GSM and TDMA markets consist of wireless network operators at both cellular and PCS frequencies. According to EMC and the CDMA Development Group, CDMA is the dominant digital technology deployed in North America. The CDMA Development Group estimated that there were 111 million CDMA subscribers worldwide as of January 2002. According to the GSM Association, GSM is the most widely deployed digital standard worldwide and has been deployed in 171 countries, with more than 646 million subscribers at year end 2001.

      3G Standards. Over the next several years, it is expected that wireless network operators will begin to migrate their systems to 3G air interface standards. Our current smart antenna products for 2G and 2.5G networks are designed to support the needs of wireless networks operators as they migrate their networks to 3G. We will continue to develop hardware and software solutions that can be embedded into wireless infrastructure base station products or added to these products to further enhance the spectral efficiency of these 3G air interface standards.

      Growth in Wireless Usage. The demand for wireless communications services has grown significantly in recent years, although overall growth rates have slowed. This increase in usage has been driven by an increased number of subscribers and minutes of use, lower prices due to multiple wireless network operators competing in most markets, competitive pricing strategies, such as discounting and fixed rate plans and expanded availability of existing services. The emergence of new data and internet-oriented wireless services and devices, such as data-enabled mobile phones, palm computers and laptop computers with wireless modems, is expected to contribute to future increases in wireless usage. However, given the current volatility of the financial markets and the slowdown in the global economy, many of our customers may find it increasingly difficult to predict demand for their products and services. As a result, many of our customers continue to reduce and postpone the expansion or upgrade of their wireless networks or tower portfolios, the development of new technologies and products for both wireless and tower operators, and the demand for shared tower applications which has reduced, or can reduce, the demand for our products and services.

      Expanded Usage and Resulting Strain on Wireless Network Capacity. Increased subscriber usage can place a significant strain on wireless networks given the fixed amount of radio frequency spectrum available. Wireless spectrum is allocated to individual wireless network operators in fixed amounts by governments in the U.S. and foreign markets. A fundamental challenge for wireless network operators is to increase capacity, while maintaining signal quality, within a fixed amount of wireless bandwidth.

      Wireless network operators have traditionally addressed capacity problems by building additional cell sites, adding more digital capacity and/or enhancing digital capability. Building additional cell sites has three major disadvantages. First, we believe the cost of constructing a new cell site in the United States, including land, building and equipment, is approximately $500,000. Second, building cell sites closer together may increase signal interference in the network, which can reduce capacity and call quality, exacerbating the very problems that the additional cell sites were built to resolve. Third, wireless network operators may face significant community resistance arising from environmental and zoning concerns and objections to the appearance of additional cell site towers. In addition to building new cell sites, wireless operators address capacity problems by deploying more digital capacity. In CDMA networks, operators dedicate more spectrum to CDMA services to increase capacity. This technique is generally employed over a large cluster of sites and is usually not done for individual capacity constrained sites. In time division networks, operators seek to add more digital radio channels and re-use the frequencies to a greater degree in order to increase network capacity. This technique is limited by available spectrum and increased interference, which adversely affects capacity and quality. Finally, operators may deploy enhanced digital capability such as improved voice coding, frequency hopping in time division networks and 2.5G solutions in the case of CDMA networks. These techniques require new subscriber handsets and widespread deployment in the network to be fully effective.

      Tower Industry Tenant Growth. Tower providers desire to increase revenue by attracting more tenants to their towers. Kagan World Media estimates the average lease-up rate for the five largest tower providers to be about 2.4 tenants per tower at the end of 2001. Tower providers wanting to increase the number of tenants on their towers can encounter a number of challenges, which include time and administrative burdens for zoning modifications, structural improvements to accommodate additional tenants and tower height restrictions that may limit the number of tower positions which provide acceptable locations for additional tenant antennas.

Our Products and Solutions

      Our products are designed to provide solutions to the capacity, performance and infrastructure issues facing CDMA, GSM and 3G wireless networks. Our SpotLight systems are designed to be compatible with CDMA wireless standards and with currently installed cell site equipment, thereby preserving wireless network operators’ existing investment in equipment and technology. Our smart antenna appliqué systems have been developed to be compatible with Lucent Series II and FlexentTM Modular Cellular base stations, Motorola HDII, SC2400, SC4812 and SC9600 base stations, and Nortel Metrocell 800 MHz CDMA base stations, which we believe represent substantially all of the 800 MHz CDMA base stations deployed in North America.

      SpotLight 2200. In March 2001, we introduced SpotLight 2200, the current evolution of our SpotLight 2000 CDMA product. SpotLight 2200 includes our new dual-band antenna option, which allows operators to share a single antenna array for 800 MHz cellular and 1900 MHz PCS services.

      Our proprietary SpotLight 2200 systems increase CDMA network performance by efficiently distributing existing network resources to better match subscriber usage and balance the traffic load within a three sector cell, reducing the problem of having one sector overloaded while the other sectors are underutilized. As traffic varies throughout the day, our SpotLight system can accommodate these variations and balance the traffic accordingly.

This load balancing increases network efficiency and capacity. Based on customer data, current versions of our SpotLight 2200 system have demonstrated increases in CDMA cell site capacity up to 50% in three sector cell sites. The Spotlight 2200 system is also deployed in six sector applications to improve cell site capacity. In six sector deployments, cell site capacity has been improved by up to 94%, depending on network configuration.

      The SpotLight 2200 system can be deployed in two different configurations depending on customer network requirements. The CDMA-only configuration uses our SpotLight system to support only the CDMA interface. CDMA with Analog Pass Through, or CDMA/ APT provides capacity benefits to the CDMA interface while “passing” the analog signals through our SpotLight system without changing the analog network. The CDMA/ APT system allows the service provider to support both CDMA and analog networks with a single set of antennas and power amplifiers.

      Our SpotLight 2200 system can be administered and monitored locally or remotely through our Microsoft WindowsTM-based software application called SiteSculptorTM. SiteSculptor allows real time monitoring of system performance through graphical displays.

      SpotLight 2230 Integrated Product for Lucent Flexent Modular Cellular Base Stations. In October 2001, we announced an alliance with Lucent to integrate our SpotLight 2200 smart antenna system with their Flexent Modular Cellular base station. Designed for the 800 MHz cellular frequency, the integrated smart antenna solution, SpotLight 2230, simplifies the integration of the two systems by sharing key components of the base station. With the integrated smart antenna solution, operators can cost-effectively and seamlessly upgrade their Flexent Modular Cellular base stations with smart antenna functionality in order to carry additional traffic on and improve the performance of their networks.

      SmartShareTM Antenna Sharing Solution. SmartShare is our new antenna sharing solution that supports cellular band, Specialized Mobile Radio (SMR) and PCS frequencies. SmartShare allows multiple operators, who may operate at different frequencies, to share a common set of antenna panels at a cell site. Wireless network operators benefit from this arrangement because it will provide them with the economic advantages of tower sharing and access to more cell sites in areas where tower space is limited. SmartShare will provide operators with the flexibility to independently define and optimize antenna patterns to fit their particular needs without being constrained by the fixed patterns of conventional off-the-shelf antennas. For tower providers, SmartShare enables them to take advantage of shared antenna economies by accommodating more carriers on their towers and by offering multiple carriers a premium position on the tower. In February 2002, we signed an agreement with Crown Castle to develop and supply our SmartShare systems for use in their tower locations. The SmartShare antenna sharing solution supports all major air interfaces and can be applied in analog, iDENTM (Integrated Dispatch Enhanced Radio), CDMA, GSM, TDMA and 3G networks.

      SmartCellTM Antenna Solution. We are developing a smart antenna solution called SmartCell, comprised of a set of phased-array antenna panels with a customizable personality module that establishes either a standard sector pattern or an optimally sculpted pattern for a particular sector. Our SmartCell product uses our proprietary Cell SculptingTM technology that enables a wireless network operator to “sculpt” or shape a cell’s coverage pattern in a way that delivers greater performance, capacity and coverage benefits than off-the-shelf sector antennas. Cell Sculpting technology is used to determine an optimal pattern for a cell site, which is then captured in a personality module that is installed at the back of each antenna panel. Unlike the fixed patterns of conventional sector antennas, SmartCell allows wireless network operators to change antenna patterns by swapping out the personality module. Our SmartCell solution is designed to be compatible with base stations operating in the PCS frequency bands in CDMA, GSM and 3G networks. The advantages of SmartCell’s Cell Sculpting capabilities are also available to users of SmartShare.

      Embedded Adaptive Smart Antenna Solutions. We have developed embedded adaptive smart antenna solutions which have been field tested to demonstrate CDMA (IS-95) system performance enhancements. The same solutions can be applied to 3G standards such as CDMA2000 and WCDMA. Our embedded solutions increase network capacity by utilizing fully adaptive beam forming techniques that track individual mobile subscribers, and hence reduce interference from surrounding mobile users and base stations. A significant capacity increase has been demonstrated in field experiments. In February 2001, we entered into an agreement with Samsung to embed our adaptive smart antenna technology into some of their base stations.

Our embedded adaptive smart antenna solutions are compatible with 3G networks and can be applied in CDMA2000 and WCDMA networks.

Strategy

      Our objective is to provide smart antenna systems to the worldwide wireless communications market. Key elements of our strategy are to:

      Deliver Solutions that Increase Capacity and Improve Performance of Wireless Networks. We will continue to develop solutions to enable wireless network operators to improve the performance of their CDMA, GSM and 3G networks. Our smart antenna systems improve the performance of these networks by increasing system capacity and improving quality metrics such as dropped call and access failure rates.

      Deliver Antenna Sharing Solutions. We are developing smart antenna sharing solutions that will provide tower providers with additional means to increase the number of tenants on their towers and that will enable multiple operators to share a common set of antenna panels on a tower while independently optimizing antenna patterns for their individual service.

      Integrate our Technology into 3G Wireless Infrastructure. We intend to use our leadership in adaptive smart antenna technology to develop embedded hardware and software solutions for manufacturers of wireless infrastructure equipment.

      Target Additional Strategic Customers. We intend to target additional markets by expanding our installation, sales and service capabilities in the regions served by large multi-system wireless cellular and PCS networks operators.

      Further Penetrate Existing CDMA Customers. We believe that the 800 MHz CDMA market will continue to represent a significant opportunity for us. Over the last two years we have sold SpotLight smart antenna systems to the largest 800 MHz CDMA wireless network operators in North America, as measured by subscriber market share data provided by the Radio Communications Review. We intend to leverage the performance and service of our existing system deployments to expand our presence and penetration within these wireless network operators.

Core Technology

      We believe that one of our key competitive advantages is our investment and expertise in the core technologies that enable efficient spectrum management of wireless networks. Our core competencies encompass a number of technical components, including advanced antenna concepts, radio wave propagation models, network performance monitoring tools, wireless standards knowledge and communications systems hardware implementations. These core competencies, when applied in combination, allow wireless network operators, tower providers and infrastructure manufacturers to optimize capacity, coverage and quality across their networks. We have developed, and continue to expand upon, the following fundamental technical elements:

      Phased-Array Antenna Systems. We have developed phased-array antenna systems that provide compact beam-forming within a single structure. This technology can be applied to many wireless environments, including cellular, PCS, SMR and two-way paging.

      Multibeam Hardware Architectures. We have developed cost-effective hardware implementations necessary to support the operation of multibeam systems on high-traffic cell sites. These hardware architectures can be applied across CDMA, GSM, TDMA, 3G and analog standards and allows us to further enhance and optimize the performance for each standard.

      Real Time Network Control Algorithms. We have developed expertise in the optimization of wireless network performance for CDMA, GSM, 3G and analog wireless standards. This expertise allows network control algorithms to be customized based on the specific wireless standard and network deployment scenario. We have also developed internal software tools for performance modeling of wireless networks, allowing us to further customize systems for wireless network operators based on their specific needs.

      Adjustable Beam Forming Techniques. We design and build antenna systems with a broad range of standard and custom beam types and shapes using adaptive beam-forming technology. Adaptive beam-forming systems can monitor traffic loading and interference levels and then respond by implementing changes designed to equalize traffic loads and reduce interference. Additionally, our fully adaptive beam forming allows each individual subscriber to be continuously followed and serviced by high gain antenna beams. The result is significant improvement in reducing interference rejection, therefore, system capacity increases. Moreover, the technical ability to track and locate subscribers may enable location-based services.

Research and Development

      Our success depends on a number of factors, which include our ability to identify and respond to emerging technological trends in our target markets, develop and maintain competitive systems, enhance our existing systems by adding features and functionality that differentiate them from our direct and indirect competitors and bring systems to market on a timely basis and at competitive prices. As a result, we have made, and we intend to continue to make, significant investments in research and product development. Our research and development expenses were $33.5 million in 2001. Our research and development expenses were $27.8 million in 2000 (excluding $10.4 million of in process research and development related to the Adaptive Telecom, Inc. acquisition), and $22.8 million in 1999.

      Our development efforts in the near term will be focused on using our technology to develop network performance solutions for the existing and emerging wireless communications markets. Our core technology can be used to address capacity and performance issues in many large wireless networks. Principal areas of focus include the following:

•	continuing to develop product and feature upgrades to our SpotLight CDMA appliqué products;

•	developing our SmartShare antenna sharing solution for tower providers;

•	developing our SmartCell antenna solution that will enable wireless network operators to increase capacity and optimize their cellular and PCS networks; and

•	integrating and embedding our adaptive smart antenna technology into wireless base station equipment.

Customers

      Our customers for SpotLight smart antenna appliqué systems are wireless network operators who face network performance problems. These sales have been primarily to customers located in the United States and Mexico.

      We have master supply agreements with three of the largest 800 MHz CDMA wireless network operators in North America, as measured by subscriber market share. These customers are Verizon, ALLTEL and Grupo Iusacell.

      During the twelve months ended December 31, 2001, sales to ALLTEL, Grupo Iusacell and Verizon accounted for 36.5%, 31.3% and 27.4% of revenues, respectively. During the twelve months ended December 31, 2000, sales to Verizon and Grupo Iusacell accounted for 60.2% and 33.4% of revenues, respectively. During the twelve months ended December 31, 1999, sales to ALLTEL and Grupo Iusacell accounted for 65.7% and 26.0% of revenues, respectively.

      International sales of our systems accounted for 35.2% of revenues for the fiscal year ended December 31, 2001 and 36.6% and 26.0% of revenues for the fiscal years ended December 31, 2000 and 1999, respectively.

      As of December 31, 2001, our backlog of orders was approximately $11.1 million, compared to a backlog of $11.3 million on December 31, 2000. We only include in backlog customer commitments that are scheduled to be shipped or installed in the next six months. System orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Installation of our systems may be delayed by various factors. For a more detailed discussion of these delays, see the risk factor titled “Delays in Product Installation and End-User Sales.” Accordingly, although useful for internal scheduling of production and services resources, backlog as of any particular date may not be a reliable measure of revenue for any future period.

      Our potential customers for embedded adaptive smart antenna solutions are existing and emerging wireless base station manufacturers. In February 2001, we entered into an agreement with Samsung to embed our adaptive smart antenna technology into some of their base stations.

      In February 2002, we signed a development and supply agreement with Crown Castle to develop and supply our SmartShare products for use in their tower locations.

Sales, Marketing and Customer Support

      We sell our smart antenna systems through a direct sales force supported by systems engineers. Sales personnel are assigned on a customer account basis and are responsible for generating system sales, providing system and customer support and soliciting customer feedback for system development. Sales personnel receive support from our marketing communications organization which is responsible for the branding and marketing of our products and services.

      Our sales and marketing efforts are primarily focused on establishing and developing long-term relationships with potential customers. A relationship with a new customer typically begins with a field trial or conditional sale in a particular market of a customer. These are designed to satisfy performance conditions prior to the completion of the sale. The results of our field trials or conditional performance periods of our conditional sales arrangements must generally be approved at the senior management level within our customer accounts. Consequently, the sales process associated with the initial purchase of our systems is typically complex and lengthy, lasting in some cases up to 12 months. However, once the system successfully meets the applicable performance criteria, we typically negotiate and enter into corporate-wide master supply agreements. After this agreement is in place, purchasing decisions are generally made on a market-by-market basis pursuant to purchase orders placed under the master supply agreement which are not subject to the satisfaction of performance criteria. Consequently, the sales cycle for subsequent purchases by individual markets or regions is generally much shorter.

      Our customer services organization performs system installation, network optimization, training, consulting and repair and maintenance services to support our smart antenna systems. The organization also offers services to optimize the network following the installation of a smart antenna system. These services utilize our expertise in radio frequency network design, knowledge of individual network configurations and knowledge of our smart antenna system capabilities.

      We generally offer a “repair or replace” warranty on our systems for 12 to 24 months. Warranty support and extended maintenance services for our products are performed at our headquarters in Redmond, Washington and at customer locations.

Manufacturing

      We rely on outside suppliers to manufacture the components and subassemblies used in our products. We have a five-year supply agreement with Viasystems Group, Inc. to manufacture our SpotLight systems. Viasystems’ obligation under the supply agreement consists primarily of supplier and commodity management and the assembling and testing of finished systems from the components and subassemblies purchased from outside suppliers. We anticipate that we will also use outside suppliers to manufacture our SmartShare and SmartCell antenna components.

      Some additional parts and components used in our smart antenna systems, such as antenna panels from Decibel Products, a division of Allen Telecom Inc., are presently only available from a single source. Some other parts and components are available from a limited number of sources. For a more detailed discussion of the risks associated with having a limited source of suppliers see the risk factor titled “Limited Number of Suppliers.”

Competition

      The market for smart antenna solutions is part of the broader market for wireless infrastructure equipment which is dominated by a number of large companies including Alcatel, Ericsson, Lucent, Motorola, NEC, Nokia, Nortel, Samsung and Siemens. Our smart antenna systems compete with other solutions to expand network capacity and improve network quality. These alternative solutions include other smart antenna systems, additional base stations, six sector applications and deploying more digital capacity and/or improved digital capability.

      Other smart antenna systems are offered by various competitors such as Ericsson, Nortel, Lucent, Wireless Online and ArrayComm. Ericsson has announced a GSM smart antenna system called GSM Capacity Booster that includes an Ericsson base station as well as the smart antenna system. Nortel has offered a smart antenna equipped GSM base station in the past and has tested, and announced plans to offer, a CDMA version for PCS applications. Lucent has announced plans to develop an intelligent antenna product for use in 3G networks. Wireless Online has announced a smart antenna product for GSM networks. ArrayComm offers a smart antenna product that is integrated into a Personal Handyphone System standard base station in Japan. ArrayComm has announced plans to develop a smart antenna solution for WCDMA and a proprietary broadband product which includes smart antenna capabilities. Most of the large wireless infrastructure equipment providers, including Alcatel, Ericsson, Lucent, Motorola, NEC, Nokia, Nortel, Samsung and Siemens, have large development organizations and have either announced their intention to examine smart antenna technologies, or have the core technology competence to do so for the CDMA, GSM, TDMA and 3G standards. We have reached agreement with only one of these companies, Samsung, to embed our adaptive smart antenna technology into some of their base stations.

      The addition of more cell sites often will provide more capacity to wireless networks and therefore may be a substitute for our systems. The cost of base station equipment contained in these cell sites has decreased in recent years and affects our ability to compete effectively. However, other related costs for new cell sites including real estate, towers and building construction generally have not declined. Base stations are sold by wireless infrastructure equipment manufacturers such as the companies listed above, and additionally, if base station manufacturers successfully develop and integrate smart antenna solutions into their product offerings, it may materially and adversely affect our business.

      Efficient digital technologies and enhancements to these technologies will provide more capacity to wireless networks and, therefore, may be possible substitutes for our systems. These digital technologies include existing technologies, such as CDMA, GSM and TDMA, as well as emerging 3G standards, such as CDMA2000 and WCDMA. There are enhancements to the existing CDMA and GSM standards, which provide additional capacity. There are also various enhancements, such as improved voice coding for CDMA and various frequency hopping techniques for GSM, which are designed to increase the capacity of these standards. These digital technologies and various enhancements are also offered by the large wireless infrastructure equipment providers listed above. We believe that our smart antenna technologies can be compatible with these digital technologies and their various enhancements. Our technology, and its ability to enhance capacity, is additive to the capacity enhancement provided by these digital technologies. Customers, however, may delay or cancel deployment of our smart antenna systems while they deploy these alternative digital technologies and other enhancements.

      We believe the principal competitive factors in the smart antenna solutions market include:

•	expertise in the core technologies needed for radio frequency communication systems;

•	system performance, features and reliability;

•	price and performance characteristics;

•	timeliness of new system introductions;

•	customer service and support;

•	established customer relationships; and

•	size of installed customer base.

      We believe we will be competitive with respect to many of these factors; however, our existing and potential competitors may have longer operating histories, greater name recognition, larger installed customer bases, greater financial, technical, sales, marketing and other resources, and more established customer relationships. To be competitive, we must invest significant resources to address these competitive factors and achieve customer satisfaction. If we fail to do so, our smart antenna systems may not compete favorably with our competitors which will materially and adversely affect our business.

Intellectual Property

      We currently have 46 issued U.S. patents, four allowed U.S. patents and 36 pending U.S. patent applications. In addition, we are seeking patent protection for some of our inventions in foreign countries. We have received eight registered federal copyrights for our software and have one more copyright application pending. The source code for our proprietary software is also protected as a trade secret. In addition, we enter into confidentiality agreements with our employees, customers, vendors and strategic partners, and control access to, and the distribution of our software, documentation and other confidential and proprietary information. Our primary trademarks are registered with the U.S. Patent and Trademark Office and other foreign jurisdictions and trademark protection for a number of other trademarks is pending in the U.S. and in foreign countries.

Government Regulation

      We obtain regulatory approval for our products. In the United States, our products are certified by the Federal Communications Commission, or FCC, before sales to customers may commence to ensure that they will not cause wireless base stations to exceed the prescribed technical standards. In addition, our products are required to comply with electrical safety standards.

      Other countries have similar regulations that must be complied with before our systems can be used. Foreign countries’ regulatory programs are generally similar to those in the United States. These governmental approval processes frequently involve substantial delay, which could result in the cancellation, postponement or rescheduling of systems by our customers. Because of the expenses associated with government approvals of our systems in some countries, we only plan to seek product approval in those countries once we have a customer who intends to purchase our systems.

      In addition, our customers’ operations are subject to extensive government regulations. To the extent that our customers’ wireless networks are affected by existing or new standards or regulations, we could experience delays in orders. These delays could materially and adversely affect our business and operating results. Allocation of additional spectrum by governments may affect our customer’s level of demand. For example, although the FCC has recently modified its restrictions on the amount of spectrum a single wireless network operator may hold in a geographic area, there was no increase in the aggregate amount of spectrum made available to wireless carriers.

      We are also subject to U.S. government export controls. Our sales and distributorship agreements require that the export or resale of our systems to end users located in other countries must be in compliance with U.S. export controls. Our products do not currently require any export control licenses to be sold abroad.

Employees

      As of April 15, 2002, we had 160 employees, of which 44 were primarily engaged in research, development and product management, 85 in sales, marketing and customer support and 31 in general and administration. After the completion of our restructuring announced in March 2002, we expect these numbers to be substantially reduced. We have no collective bargaining agreement with our employees, and we have never experienced a work stoppage. We believe that our employee relations are good.

Item 2.     Properties

      We are headquartered in Redmond, Washington, where we lease an aggregate of approximately 96,000 square feet, housing our principal administrative, sales and marketing, customer support and manufacturing facilities. Our lease for this facility expires on May 31, 2005 and we have an option to renew this lease for two additional five year terms. We sublease approximately 26,500 square feet of this space. We also have a five-year lease for a sales and engineering support office in Dallas, Texas and short term leases on a facility in Campbell, California, and a services and support office in Shanghai, China. We are in process of closing our Taipei, Taiwan manufacturing and service facilities totaling approximately 29,500 square feet.

Item 3.     Legal Proceedings

      Beginning on March 18, 2002, a number of class action lawsuits have been filed against us and several current and former officers of the Company in the United States District Court for the Western District of Washington. The complaints were filed on behalf of persons who purchased our common stock between April 2001 and March 2002. The complaints allege that the Company made false and misleading statements or omissions in violation of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, and seek unspecified compensatory damages and other relief. Additional purchasers of our securities may assert claims similar to these in the future.

      On November 6, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York against us and several of our officers and directors, as well as against the underwriters who handled our April 26, 2000 initial public offering of common stock. The complaint was filed on behalf of persons who purchased our common stock during the time period beginning on April 26, 2000 and ending on December 6, 2000. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the assertion that there was undisclosed compensation received by our underwriters in connection with our initial public offering.

      We intend to vigorously defend against these complaints. The results of litigation proceedings are inherently unpredictable, however, and we are unable to provide assurance regarding the outcome of these complaints or possible damages that may be incurred. The uncertainty associated with these substantial unresolved lawsuits could seriously harm our business and financial condition and affect our ability to continue operations as a going concern. In particular, the continued defense of the lawsuits could result in the diversion of our management’s time and attention away from business operations, which could harm our business. In addition, negative developments with respect to the lawsuits or the investigation could cause our stock price to decline significantly. Moreover, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits by settlement or otherwise, any such payment could seriously harm our financial condition and affect our ability to continue business operations as a going concern. Our independent accountants have issued a “going concern” opinion in their report on our financial statements for the year ended December 31, 2001, citing the uncertainties regarding these legal proceedings and the resulting potential damages if the proceedings are successful. Accordingly, the uncertain outcome of these proceedings raises doubt about our ability to continue as a going concern.

      On September 6, 2001, a complaint was filed by Teledyne Industries against us in the Superior Court of California alleging breach of a manufacturing agreement dated April 26, 2000. In December 2001, a settlement was reached between the Company and Teledyne whereby the Company agreed to purchase $500,000 of finished assemblies and long-lead inventory.

      In addition, from time to time we are subject to various other legal proceedings that arise in the ordinary course of business. Although we cannot predict the outcomes of these proceedings with certainty, we do not believe that the disposition of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2001.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

      (a) Our common stock is traded on the Nasdaq National Market under the symbol MTWV. The following table sets forth the range of high and low closing sale prices, as reported on the Nasdaq National Market, for each quarter since our initial public offering on April 27, 2000.

      High and low prices for the Company’s Common Stock for each quarter since our initial public offering on April 27, 2000 are as follows:

	Stock Price

	High	Low

Year 2002
First Quarter	$4.04	$0.29
Year 2001
First Quarter	$14.75	$6.19
Second Quarter	$6.48	$2.19
Third Quarter	$4.35	$2.00
Fourth Quarter	$3.12	$1.60
Year 2000
Second Quarter	$34.19	$10.31
Third Quarter	$30.00	$18.31
Fourth Quarter	$20.19	$6.31

      At April 1, 2002, we had 323 holders of record of our common stock and 51,670,127 shares outstanding.

      We have never declared or paid any cash dividends on our capital stock or other securities. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future. In the future, the terms of credit agreements may impose restrictions or limitations on the payment of dividends.

      During the year ended December 31, 2001, the Company issued an aggregate of 6,723,452 shares of common stock to Acqua Wellington North American Equities Fund Ltd. pursuant to purchase agreements entered into at the time of each sale. Net proceeds from the issuance of the shares were approximately $18.7 million.

      During the year ended December 31, 2001, the Company issued 533,808 shares of common stock to Vertical Ventures LLC pursuant to a purchase agreement entered into at the time of sale. Net proceeds from the issuance of the shares were approximately $1.5 million.

      During the year ended December 31, 2001, the Company issued 480,075 shares of common stock to Pine Ridge Financial, Ltd. pursuant to a purchase agreement entered into at the time of sale. Net proceeds from the issuance of the shares were approximately $1.0 million.

      In the fourth quarter of 2001, we issued an aggregate of 84,782 shares of Series A preferred stock and warrants to purchase an aggregate of 42,391 shares of Series A preferred stock to entities affiliated with Oak Investment Partners at a price of $235.90 per share. The aggregate gross proceeds from the sale of the Series A preferred stock were $20.0 million. We will receive an additional $10 million if all of the warrants are exercised. The shares are convertible to common stock at a ratio of 100 shares of common stock for each share of preferred stock.

      In the second quarter of 2000, we completed an initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-30568) as filed with the Securities Exchange Commission on April 25, 2000. A total of 7,187,500 shares of our common stock offered in our prospectus were sold at $9.00 per share. Merrill Lynch and Co., Salomon Smith Barney and U.S. Bancorp Piper Jaffray were the managing underwriters for the offering. The aggregate gross proceeds from the sale were $64.7 million. In connection with our initial public offering, we paid $4.5 million for the underwriters’ discounts and an aggregate amount of $1.3 million for the Nasdaq National Market listing fee, printing and engraving, legal, accounting, travel and other related expenses. Net proceeds from the offering amounted to $58.9 million. As of December 31, 2001, all proceeds had been used.

Item 6.     Selected Consolidated Financial Data

      You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and notes to our consolidated financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” A summary of selected financial data as of and for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 are set forth below.

	Years Ended December 31,

	1997	1998	1999	2000		2001

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$1,450	$15,991	$22,596	$52,777		$36,472
Cost of revenues	1,728	18,028	22,236	37,890		35,024
Provision for the write-down of SpotLight GSM inventory	—	—	—	—		17,470

Gross profit (loss)	(278)	(2,037)	360	14,887		(16,022)
Operating expenses
Research and development	13,083	18,495	22,787	38,160		33,513
Sales and marketing	5,383	11,346	11,080	12,740		11,308
General and administrative	3,762	5,887	5,732	9,693		13,215
Provision for the write-down of SpotLight GSM related fixed assets	—	—	—	—		675
Amortization of goodwill and other intangibles	—	—	—	5,054		18,269

Total operating expenses	22,228	35,728	39,599	65,647		76,980

Loss from operations	(22,506)	(37,765)	(39,239)	(50,760)		(93,002)
Other income (expense), net	402	(6,563)	(3,174)	1,989		(15)

Net loss before cumulative effect of change in accounting principle	(22,104)	(44,328)	(42,413)	(48,771)		(93,017)
Cumulative effect of change in accounting principle	—	—	—	(764)		—

Net loss	$(22,104)	$(44,328)	$(42,413)	$(49,535)		$(93,017)

Beneficial conversion charge on issuance of series A preferred stock	—	—	—	—		(1,324)

Net loss attributable to common stockholders	$(22,104)	$(44,328)	$(42,413)	$(49,535)		$(94,341)

Basic and diluted net loss per share	$(12.18)	$(21.88)	$(18.98)	$(1.80	)(1)	$(2.01)

Weighted average shares used in computation of basic and diluted net loss per share	1,815	2,026	2,235	27,462		47,050

(1)	The cumulative effect of the change in accounting principle included in this amount was $0.02 per share.

	December 31,

	1997	1998	1999	2000	2001

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$13,334	$10,763	$20,165	$37,921	$28,851
Working capital	15,677	(17,135)	22,759	52,641	29,160
Total assets	22,575	32,510	40,946	168,355	125,555
Long-term obligations, less current portion	2,978	4,413	2,503	2,542	1,268
Convertible preferred stock and warrants	49,410	61,595	144,102	—	20,000
Common stock	1,968	2,179	3,573	321,451	340,776
Accumulated deficit	(33,899)	(78,227)	(120,640)	(170,175)	(264,516)
Stockholders’ equity (deficit)	(33,136)	(76,596)	(117,954)	139,530	74,860

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document

Forward-Looking Statements

      Certain statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe harbors created by this law. You generally can identify these statements by our use of forward-looking words such as “plans,” “estimates,” “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative or other variations of such terms or comparable terminology, or by discussion of the strategy that involves risks and uncertainties. We often use these types of statements when discussing our plans and strategies, our anticipation of revenues from the markets for our services and products, our anticipated capital expenditures, operations support systems or change in regulatory requirements and other statements contained in this report regarding matters that are not historical facts.

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

      Our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, you should carefully consider various factors that might cause actual results to differ materially from stated expectations. Please see the “Risks Related to Our Business” and the various risks outlined in our filings with the Securities and Exchange Commission from time-to-time.

Critical Accounting Policies and Estimates

      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to the allowance for bad debts, inventories, long-lived assets, income taxes, warranty obligations, restructuring costs, and contingencies and litigation. Management bases these estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

      Revenues consist of sales to end-users. Our sales agreements do not provide a right of return. Sales of our products to end-users are recognized when title to the system and risk of loss is transferred to the customer and all customer acceptance conditions, if any, have been satisfied, and collection is probable. During 2000, the Company began deferring that portion of equipment revenue that is billable after completion of installation and optimization services.

      Services revenues, generally for installation and optimization, are recognized when the services have been performed and all customer acceptance conditions, if any, have been satisfied. Our maintenance contract revenues are recognized ratably over the term of the agreement (typically one year). Revenues from nonrecurring engineering contracts are recognized based on the percentage-of-completion method.

      A key assumption of this policy is that the customers have no rights of return. If returns are allowed in the future, revenue may be deferred until the return right expires or an allowance for future returns may be recorded, if estimable.

      Another key assumption is that, relative to the system sold, the installation and optimization services are inconsequential and perfunctory. This assumption is principally based on (1) the contract stating (and no exceptions have been made to the contrary) that failure to perform the services would not result in the customer receiving a full or partial refund or rejecting the products delivered to date, (2) having a demonstrated history of completing these services in a timely manner and reliably estimating their costs, (3) the cost or time to perform the remaining obligations for similar contracts historically has not varied significantly from one instance to another, (4) the skills or equipment required to complete the remaining activity are readily available in the marketplace, (5) the cost of completing the services is insignificant, (6) the period before the completion of the remaining services is relatively short, and (7) the timing of payment of a portion of the sales price, for which revenue has already been recognized, is not coincident with completing the service.

Allowance for Bad Debts

      We periodically analyze our allowance for trade accounts receivable to estimate the potential impact of bad debts. Although we consider the allowance for bad debts adequate as of year end, there can be no assurance that these allowances will be adequate over time to cover ultimate losses in connection with bad debts.

Inventories

      Inventories, which are composed of materials and components, trial units and completed systems, are valued at the lower of cost (first in, first out) or market. On a periodic basis, we compare the amount of inventory on hand and under commitment, including commitments made to Viasystems Group, Inc., with our latest forecasted requirements to determine whether write-downs for excess or obsolete inventory are required. Although we consider the amounts on hand at year-end to be realizable, there can be no assurance that these amounts will prove to be realizable over time.

Goodwill and Patents

      Goodwill and patents are stated at cost. Amortization is provided using the straight-line method over the estimated useful life of three to five years of the related asset for financial statement purposes. The adoption of Statement of Financial Accounting Standard (SFAS) No. 142, effective January 1, 2002, will result in our discontinuation of amortization of goodwill. We are required to test goodwill for impairment on a periodic basis or whenever events or changes in circumstances indicate that the carrying amount of the goodwill may be impaired, which could have an adverse effect on the future results of operations if an impairment occurs. A key assumption in the assessment of goodwill is the future success of sales of SmartShare, SmartCell and other products. If these sales are delayed or do not occur, our goodwill may become impaired. In addition, the decline in our market capitalization during the first quarter of 2002 will likely result in a substantial charge against earnings related to the adoption of SFAS No. 142. (See “New Accounting Pronouncements”)

Impairment of Long-Lived Assets

      We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition exceeds its carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value.

Overview

      The global wireless telecommunications industry experienced a very challenging period in 2001, during which business activity contracted. Due to the recent global economic slowdown, our customers are facing slowing revenue growth, reduced access to capital and the need to carefully manage their cash flow and profitability. In response to these challenges, our customers are reducing capital expenditures and rethinking their plans to expand their networks. As a result, we have experienced lower revenues during 2001 as compared with 2000. If capital investment levels continue to decline, or if the telecommunications market improves at a slower pace than we anticipate, our revenues and profitability will continue to be adversely affected. In light of the changes to the wireless telecommunications industry, we have realigned our business to better match the opportunities presented by the market.

      In April 2001, we entered into a supply agreement with Viasystems Group, Inc. to produce our SpotLight systems. Viasystems’ obligation under the supply agreement consists primarily of supplier and commodity management and the assembling and testing of finished systems from components and subassemblies. This move was an important step in our effort to maximize working capital and minimize costs.

      In May 2001, our office and manufacturing facilities in Taiwan were affected by a major fire. Damages were extensive enough to require us to relocate our facilities. As a result of the fire, the Company incurred property losses of approximately $3.3 million, which has been recovered through insurance. As a part of our restructuring in the first half of 2002, we will close the Taiwan facilities.

      During 2001, we completed private placements of common and preferred stock totaling $41.2 million. These private placements included the sale of 7,737,335 shares of common stock to various parties, and the sale of 84,782 shares of Series A preferred stock to entities affiliated with Oak Investment Partners. Included in the sale of Series A preferred stock were warrants to purchase 42,391 shares of Series A preferred stock. The preferred stock and the preferred stock underlying the warrants are convertible to common stock at a 100 to 1 basis. These private placement offerings were made to fund current operations.

      In October 2001, we underwent a restructuring plan to, among other things, reduce our workforce and consolidate facilities. Restructuring charges of $1.7 million were recorded during the year to provide for these actions and the related impairment of fixed assets. After evaluation of our cost structure and market position, we determined that restructuring was needed to better align us with the market and to streamline our operations.

      In March 2002, we decided upon a restructuring plan to discontinue the SpotLight GSM product, reduce our workforce and consolidated facilities. After evaluation of the market, we determined that the SpotLight GSM product did not have sufficient customer demand to continue with the product. While this decision was made based on market conditions in the first quarter of 2002, we determined that these market conditions impaired the carrying value of the inventory and fixed assets associated with the product as of December 31,

2001. Accordingly, a provision for the write down of these assets was made in the year ended December 31, 2001.

      We expect to record charges of approximately $23 million relating to this restructuring, $18.1 million of which was recorded in 2001. We expect to record the remaining charges of approximately $4.9 million, related to employee severance, facilities shutdown, termination of third party arrangements and other costs, in the first and second quarters of 2002.

      In connection with the restructuring, we identified unauthorized commitments related to SpotLight GSM sales made to companies in Asia. As a result of these commitments, we have restated our quarterly results for the first three quarters of 2001 and have revised our annual results for 2001 with respect to $7.1 million of revenue out of the $43.6 million of total revenue previously reported.

      During the year, we announced new products that we believe will expand our market base to tower and base station operators in addition to our traditional customers. SmartShare Antenna Sharing Solution is our new antenna sharing solution that allows multiple wireless operators, who may operate at different frequencies, to share a single set of antenna panels at a cell site. Wireless network operators benefit from this arrangement because it will provide access to more cell sites in areas where tower space is limited. SmartShare will provide operators with the flexibility to independently define and optimize antenna patterns to fit their particular needs. SmartShare enables tower operators to take advantage of shared antenna economies by accommodating more operators on their towers and by offering multiple operators a premium position on the tower. In February 2002, we signed an agreement with Crown Castle to develop and supply our SmartShare products for use in their tower locations.

      Our SmartCell product uses our proprietary Cell Sculpting technology that enables a wireless network operator to “sculpt” or shape a cell’s coverage pattern in a way that delivers greater performance, capacity and coverage benefits than off-the-shelf sector antennas. Cell Sculpting technology is used to determine an optimal pattern for a cell site, which is then captured in a personality module that is installed at the back of each antenna panel. Unlike the fixed patterns of conventional sector antennas, SmartCell allows wireless network operators to change antenna patterns by swapping out the personality module. Our SmartCell solution is designed to be compatible with base stations operating in the cellular and PCS frequency bands.

      We have also developed embedded adaptive smart antenna solutions which have been field tested to demonstrate CDMA (IS-95) system performance enhancements. The same solutions can be applied to CDMA2000 and WCDMA. Our embedded solutions increase network capacity by utilizing fully adaptive beam forming techniques that track individual mobile subscribers, and hence reduce interference from surrounding mobile users and base stations. A significant capacity increase has been demonstrated in field experiments in an actual operating cellular environment. Our embedded adaptive smart antenna solutions are compatible with 3G wireless infrastructure. In February 2001, we entered into an agreement with Samsung to embed our adaptive smart antenna technology into some of their base stations. Our embedded adaptive smart antenna solutions can be applied in CDMA2000 and WCDMA networks.

Results of Operations

Revenues

      Revenues consist of sales to wireless operators and are recognized as described in “Critical Accounting Policies and Estimates.” Our contract terms, including pricing and acceptance criteria, if any, typically vary depending upon the order. Consequently, our revenues may vary from quarter to quarter depending on the length of the sales cycle and the applicable contract terms on the installation and optimization of the product. With the recent mergers and consolidations in the wireless industry, we expect a limited number of customers will account for a substantial percentage of revenues for the foreseeable future. In 2001, Verizon (27.4%), ALLTEL (36.5%) and Grupo Iusacell (31.3%) accounted for 95.2% of our total revenues.

      The Company operates in one material segment as a manufacturer of wireless telecommunications equipment. While expenses for sales, marketing and maintenance activities are incurred in various geographi-

cal regions, the majority of the Company’s assets are located, and the majority of the Company’s operating expenses are incurred in the U.S.

      Revenues were $36.5 million in 2001 and $52.8 million in 2000, a decrease of 30.9%. This decrease was primarily due to a general slowdown in the worldwide economy and spending by wireless telecommunications companies. We believe a recovery in capital spending may not occur until 2003. International sales of our systems accounted for 35.2% of total revenues for the year ended December 31, 2001, and 36.6% for the year ended December 31, 2000.

      Revenues were $52.8 million in 2000 and $22.6 million in 1999, an increase of 133.6%. This increase was primarily due to increased unit sales of our CDMA SpotLight systems and increased revenues derived from sales of optional equipment. Our two largest customers in 2000 were Verizon and Grupo Iusacell, which accounted for 60.2% and 33.4% of our total revenues, respectively. International sales of our systems accounted for 36.6% of total revenues for the year ended December 31, 2000 and 26.0% for the year ended December 31, 1999.

Cost of Revenues

      We have a manufacturing agreement with Viasystems. The cost of revenues for products produced by Viasystems is the unit price of the product when we purchase the product for shipment. Our gross margins are generally higher for hardware revenues than for service revenues. We anticipate that our overall gross margins will fluctuate from period-to-period as a result of shifts in product mix, anticipated decreases in average selling prices and our ability to reduce costs.

      Cost of revenues, excluding the provision for the write-down of GSM Inventory as discussed in Provision for the Write-Down of SpotLight GSM Inventory and Fixed Assets below, as a percent of revenue was 96.0% in 2001, 71.8% in 2000 and 98.4% in 1999. In fiscal year 2001 cost of revenues as a percentage of sales increased due to the recording of a $5.8 million inventory charge for excess and obsolete inventory and product enhancements during the second quarter of 2001 and changes in the product mix from 2000 to 2001, primarily consisting of increased service revenues. Cost of revenues in 2000 reflects a change in product mix from analog systems to SpotLight 2000 CDMA systems.

Provision for the Write-Down of SpotLight GSM Inventory and Fixed Assets

      In March of 2002, we decided upon a restructuring plan to discontinue the SpotLight GSM product, reduce our workforce and consolidate facilities. After evaluation of the market, we determined that the SpotLight GSM product did not have sufficient customer demand to continue with the product. While this decision was made based on market conditions in the first quarter of 2002, we determined that these market conditions impaired the carrying value of the inventory and fixed assets associated with the product as of December 31, 2001. Accordingly, a provision of $18.1 million for the write down of these assets was made in the year ended December 31, 2001.

      We expect to record charges of approximately $23 million relating to this restructuring, $18.1 million of which was recorded in 2001 as stated above. We expect to record the remaining charges of approximately $4.9 million, related to employee severance, facilities shutdown and other costs, in the first and second quarter of 2002.

Research and Development

      Our research and development expense consists principally of salaries, related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of our products. We expense all of our research and development costs as incurred. We believe that continued investment in research and development is critical to achieving our strategic product development and cost reduction objectives. However, due to our restructuring efforts in 2001 and 2002, including the discontinuation of our SpotLight GSM product, we expect research and development expenses to decrease in 2002.

      Research and development expense decreased 12.3% to $33.5 million for 2001 from $38.2 million for 2000. The decrease in research and development expense was primarily due to our acquisition of Adaptive Telecom in the third quarter of 2000. At that time we recorded $10.4 million in-process research and development expense as a one-time charge in connection with the acquisition of Adaptive Telecom. The remaining net increase in research and development expense was primarily due to continuing development and testing of SpotLight 2200 CDMA and SpotLight GSM systems, development of our embedded product and development efforts for the SmartShare and SmartCell smart antenna products.

      Research and development expense increased 67.5% to $38.2 million for 2000 from $22.8 million for 1999. The increase in research and development expense was primarily due to continuing development and testing of our SpotLight 2200 CDMA systems, our SpotLight GSM systems and our embedded product development. As a result of our acquisition of Adaptive Telecom, we recorded $10.4 million in-process research and development expense as a one-time charge in the third quarter of 2000. We recognized additional research and development expense of $3.0 million in the amortization of deferred stock compensation related to the Adaptive Telecom acquisition.

Sales and Marketing

      Our sales and marketing expense consists of salaries, sales commissions and expenses for personnel engaged in marketing, sales and field service support for new installations and installed base, as well as promotional expenditures. We believe that these expenses will decrease in the future as a result of restructuring efforts in 2001 and 2002. Sales and marketing expense decreased 11.0% to $11.3 million for 2001 from $12.7 million in 2000. The decrease was primarily due to staff reductions and operational improvements made as a part of our restructuring in the fourth quarter of 2001. Sales and marketing expense increased 14.4% to $12.7 million for 2000 from $11.1 million in 1999. The increase was primarily due to staffing increases, adjusted sales compensation structure, additional services to customers in 2000 and $0.2 million in amortization of deferred stock compensation from the acquisition of Adaptive Telecom.

General and Administrative

      Our general and administrative expense consists primarily of salaries and personnel related expenses, recruiting and relocation expenses, professional and consulting fees, insurance premiums and other corporate expenses. Due to our restructuring efforts in 2001 and 2002 we expect general and administrative costs to decrease in the future. General and administrative expense was $13.2 million in 2001 and $9.7 million in 2000, an increase of 36.3%. The increase was primarily due to $1.7 million in restructuring charges and write down of assets incurred as a result of the reduction in force in the fourth quarter, additional salary, professional services, insurance premiums and other corporate expenses. General and administrative expense was $9.7 million in 2000 and $5.7 million in 1999, an increase of 70.2%. The increase was primarily due to additional salary, professional services and an additional $3.0 million in amortization of deferred stock compensation from the acquisition of Adaptive Telecom.

Other Income and Expenses

      Our other income and expenses are composed primarily of investment income and interest expense on our outstanding leases and notes. Our investments are composed primarily of money market funds and commercial paper with a maturity of three months or less. Other expense for 2001 was $15,000 as compared to other income of $2.0 million in 2000. Investment income has decreased in 2001 from prior years due to lower market returns and lower overall cash balances during 2001. We anticipate that investment income will continue to fluctuate with our overall cash position.

Acquisition of Adaptive Telecom, Inc.

      On September 21, 2000, we acquired Adaptive Telecom, Inc. by issuing 5,361,803 shares of our common stock and options to purchase 124,377 shares of our common stock in exchange for all outstanding capital stock and the assumption of all outstanding options of Adaptive Telecom. This acquisition, valued at

$114.3 million, resulted in a charge for in-process research and development of $10.4 million, goodwill of $79.5 million, other intangible assets of $7.0 million, and deferred stock compensation of $17.4 million. The $10.4 million in-process research and development expense was charged in the quarter ended September 30, 2000.

      The unamortized balance of the acquired goodwill at December 31, 2001 is $60.1 million. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142 the amortization of existing goodwill will cease on December 31, 2001. SFAS No. 142 establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142, effective January 1, 2002, will result in our discontinuation of amortization of goodwill. However, we will be required to test the goodwill for impairment on a periodic basis or whenever events or changes in circumstances indicate that the carrying amount of the goodwill may be impaired. The decline of our market capitalization in the first quarter of 2002 will likely result in a substantial charge against earnings during 2002 related to the adoption of this new statement. The unamortized balance of acquired patents, $3.0 million, will continue to be amortized over the remaining useful life of the patents.

Liquidity and Capital Resources

      Our cash and short-term investment portfolio totaled $33.0 million at December 31, 2001. Our investments are composed primarily of money market funds and commercial paper with a maturity of three months or less to minimize interest rate risk and facilitate rapid deployment for immediate cash needs. At December 31, 2001, approximately $4.2 million of this portfolio was restricted due to lease and loan provisions.

      As of December 31, 2001, we do not have any off-balance sheet arrangements.

      We lease our facilities under noncancelable operating lease agreements that expire on various dates through 2005. We lease some of our equipment under noncancelable capital leases that expire on various dates through 2003.

      The operating lease for our headquarters in Redmond, Washington expires on May 31, 2005. We may, at our option, extend the term of this lease for two successive periods of five years each. The option to extend must be elected 12 months prior to the expiration of the initial lease term. In connection with this arrangement, we have issued a letter of credit to the landlord for $2.5 million.

      Following is a summary of future minimum payments under capital leases and operating leases, including our headquarters, that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2001:

	Capital	Operating	Notes
	Leases	Leases	Payable

	(In thousands)
2002	$1,867	$2,523	$866
2003	1,468	2,184	—
2004	—	1,947	—
2005	—	957	—
2006	—	35	—

	$3,335	$7,646	$866

      Total purchase orders and other noncancelable purchase commitments outstanding at December 31, 2001 were approximately $6.0 million.

      For the year ended December 31, 2001, we used net cash in operating activities of $57.0 million compared to $36.4 million during the same period in 2000. In fiscal year 2001, our operating activities included uses of cash to fund our net loss of $93.0 million, increased inventories of $15.3 million, excluding the sale of inventory to Viasystems, and a decrease in accounts payable and accrued liabilities of $1.3 million. We partially offset cash uses with a decrease of accounts receivable of $9.2 million, a decrease of $0.5 million in prepaid and other non current assets, non-cash charges to depreciation and amortization of $21.5 million, stock compensation expenses of $5.3 million, the provision for the write-down of SpotLight GSM inventory and other related assets of $18.1 million and a $2.1 million impairment of fixed assets. For the year ended December 31, 2000, our operating activities included uses of cash to fund our net loss of $49.5 million, increased inventories of $12.9 million, increased accounts receivable of $11.4 million and increased prepaid, officer note and other non current assets of $2.9 million. We partially offset cash uses with increases in accounts payable and accrued liabilities of $13.4 million. For the fiscal year ended December 31, 1999, we used net cash in operating activities of $37.8 million.

      Our net cash from investing activities for the fiscal year ended December 31, 2001 was $6.7 million as compared to net cash used of $3.5 million and $1.3 million for the fiscal years ended December 31, 2000 and 1999, respectively. Pursuant to the manufacturing agreement with Viasystems, we received approximately $8.0 million in payment for inventory and fixed assets. We also received proceeds from insurance recoveries of $2.3 million. These were offset by the purchase of $3.5 million of test equipment and leasehold improvements to support our research and development and our Taiwan manufacturing efforts. We also spent $2.5 million in investment banking, legal, consulting and audit fees related to our acquisition of Adaptive Telecom in the third quarter of 2000.

      Our net cash provided by financing activities for 2001 was $41.4 million compared to $57.7 million for 2000 and $48.5 million for 1999. During the year ended December 31, 2001, we received approximately $21.2 million from the issuance of 7,737,335 shares of common stock and $20.0 million from the issuance of 84,782 share of Series A convertible preferred stock and 42,391 Series A preferred stock warrants. We received approximately $1.7 million and issued 584,591 shares of common stock under our stock option and employee stock purchase plans. We also received $0.9 million on the issuance of notes payable. Cash provided by financing activities during the year ended December 31, 2001 was offset by $2.4 million in lease payments. During the second quarter of 2000, we received net proceeds of $58.9 million from the sale of 7,187,500 shares of our common stock. Our 1999 net cash from financing primarily consisted of net proceeds from the sale of Series E preferred stock of $82.5 million. In April 1999, we repaid $29.0 million in Senior Secured Bridge Notes plus interest of $4.1 million.

      Our primary requirements for working capital over the next twelve months are to fund our operations, including spending on research and development, restructuring outlays and capital expenditures. We believe cash outlays for the 2002 restructuring charges will be less than $3 million in the first half of 2002. We believe that the primary source of funds will be from operations and current working capital. In the past, we have used private placement sales of stock to help fund our cash requirements. We do not believe that such offerings will be required over the next twelve months. Instead, we believe projected sales, the lowering of the number of days our sales are outstanding and the continued liquidation of our inventory over the next twelve months will be sufficient to fund our cash requirements.

      This assumption may be adversely effected based on the ongoing sales of our products and our continued relations with our customers. In addition, if an adverse result occurs in any of the securities lawsuits we are defending, or if the cost of such defense is significantly beyond our current expectations, our assumption regarding our capital resources may be adversely affected and our ability to continue as a going concern may be significantly affected. We may require additional funds in the future to support our working capital requirements or for other purposes, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financings as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable to us or our stockholders when we may require it. Any inability to obtain needed financing by us could have a materially adverse effect on our business and operating results.

Risks Related to Our Business

Capital Spending Patterns of Wireless Network Operators and Tower Operators

      We rely on wireless network operators and tower operators to purchase our products and services. Any substantial decrease or delay in capital spending patterns in the industry would negatively affect our revenues, which could cause our stock price to decline. The demand for our products and services depends, to a significant degree, on the magnitude and timing of capital spending by these operators for constructing, building or upgrading their systems or tower portfolios. Due to the current volatility of the financial markets and slowdown in the global economy, many of our customers may find it increasingly difficult to predict demand for their products and services. As a result, many of our customers continue to reduce and postpone the expansion or upgrade of their wireless networks or tower portfolios, the development of new technologies and products for both wireless and tower operators, and the demand for shared tower applications which has reduced, or can reduce, the demand for our products and services. The capital spending patterns of our customers depends on a variety of factors outside of our control, including access to financing, overall financial health, the status of federal, local and foreign government regulation and deregulation, changing standards for wireless technology, overall demand for wireless services, competitive pressures and general economic conditions. Further, in some circumstances the financial health of our customers could adversely affect their ability to pay for our products and services in addition to affecting their demand for such products and services. In addition, capital spending patterns in the wireless industry can be subject to some degree of seasonality, with lower levels of spending in the first part of the calendar year, based on annual budget cycles.

Market Acceptance Uncertainties

      Our products may fail to achieve sufficient market acceptance in order to achieve our desired business and operating results. For example, our SpotLight GSM systems did not achieve market acceptance in Asia, causing us to discontinue the product line in 2002. In light of the rapidly evolving nature of the wireless communications industry, we cannot predict with any degree of assurance whether our future products will achieve broad market acceptance or the degree to which they will achieve market acceptance. In February 2002, we signed an agreement with Crown Castle to develop and supply our SmartShare products. In the first quarter of 2001, we signed an agreement with Samsung to embed our adaptive smart antenna technology into some of their base stations. Our future growth is dependent in part upon the acceptance and success of our embedded smart antenna solutions and products like SmartCell and SmartShare. Given the early stage of development of these products, we cannot predict whether they will achieve market acceptance. Our future growth is also dependent upon the continued acceptance of our SpotLight CDMA products. If our products do not achieve market acceptance, our business and operating results may be harmed.

Competition and Alternative Capacity Solutions

      The market for spectrum management solutions is relatively new, but we expect it to become increasingly competitive. This market is part of the broader market for wireless infrastructure equipment, which is dominated by a number of large companies including Lucent, Ericsson, NEC, Nortel, Nokia, Samsung, Siemens and Alcatel. Several of these companies have announced plans to introduce products that incorporate smart antenna technology. Our smart antenna systems compete with other solutions to improve network performance. These alternative solutions include other smart antenna systems and adding base stations. We believe that the principal competitive factor is the cost-effective delivery of increased capacity to wireless network operators. If our products are not a cost-effective solution, our ability to attract and retain customers would be harmed. We believe that base station manufacturers, which provide wireless network capacity through sales of additional base stations or the development of competitive technologies, represent the most significant competitive threat.

      In addition, efficient digital technologies and enhancements to these technologies are expected to provide increased capacity and, therefore, may be substitutes for our products. The large wireless infrastructure equipment providers listed above also offer these digital technologies and various enhancements. We believe that our smart antenna technologies can be compatible with these digital technologies and their various enhancements. Our technology, and its ability to enhance capacity, is additive to the capacity enhancement provided by these digital technologies. Customers, however, may delay or cancel deployment of our smart antenna systems while they deploy these more efficient digital technologies and other enhancements. For more information on the competitive risks facing us, please see “Business — Competition.”

Securities Class Action Litigation

      A number of class action lawsuits have been filed against us and several current and former officers of the Company in the United States District Court for the Western District of Washington. The complaints were filed on behalf of persons who purchased our common stock between April 2001 and March 2002. The complaints allege that the Company made false and misleading statements or omissions in violation of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, and seek unspecified compensatory damages and other relief. Other purchasers of our stock may also have claims not yet asserted based on these same allegations.

      On November 6, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York against us and several of our officers and directors as well as against the underwriters who handled our April 26, 2000 initial public offering of common stock. The complaint was filed on behalf of persons who purchased our common stock during the time period beginning on April 26, 2000 and ending on December 6, 2000. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the assertion that there was undisclosed compensation received by our underwriters in connection with our initial public offering.

      We intend to vigorously defend against these complaints. The results of litigation proceedings are inherently unpredictable, however, and we are unable to provide assurance regarding the outcome of these complaints or possible damages that may be incurred. The uncertainty associated with these substantial unresolved lawsuits could seriously harm our business and financial condition. In particular, the continued defense of the lawsuits could result in the diversion of our management’s time and attention away from business operations, which could harm our business. In addition, negative developments with respect to the lawsuits or the investigation could cause our stock price to decline significantly. Moreover, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits by settlement or otherwise, any such payment could seriously harm our financial condition and affect our ability to continue business operations.

      Our independent accountants have issued a “going concern” opinion in their report on our financial statements for the year ended December 31, 2001, citing the uncertainties regarding these legal proceedings and the resulting potential damages if the proceedings are successful. See Note 20 to our financial statements.

Lower than Expected Growth Trends in the Wireless Communications Industry

      Our future operating results will depend upon the continued growth and increased availability and acceptance of wireless communications services. Current trends in growth rates have been down. There can be no assurance that the current trends will reverse and the volume and variety of wireless services or the markets for and acceptance of such services will grow, or that any such growth will create a demand for our systems. If current trends continue, or recover at a slow rate, our sales will be lower than expected, which would seriously harm our business.

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

Development and Sales Delays

      We are still in the development stage of our new SmartCell and SmartShare products. While we anticipate that the development and initial sale of both these products will occur in 2002, we may encounter unforeseen delays. Such delays may include unforeseen design complexities, loss of skilled personnel, failure to achieve expected performance requirements and supplier non-performance. For example, our agreement for the development and sale of SmartShare, signed in February 2002, requires the satisfaction of performance criteria and delivery schedules as conditions of purchases of SmartShare by Crown Castle. Should any problems or obstacles delay the commercialization of either of these products, operating results could fall significantly below our expectations.

Delays in Product Installation and End-User Sales

      We typically install our products systems for customers at cell sites for commercial operation. Timely installation of our systems is affected by a variety of factors not within our control. For example, customers may need to obtain zoning approvals for a new cell site building and tower before we may begin our installation process. With existing sites, if a customer chooses to upgrade to our antennas, permits may also be required to place the antennas on the tower. In addition, the customer is responsible for preparing the cell site for installation, including any electrical, air conditioning or tower cabling requirements. Customers often experience delays in obtaining the requisite permits and preparing the sites, which delays our ability to install the systems. Several of our supply agreements provide that, in the event that the customer purchases installation and optimization services from us, we will invoice the services fees and a portion of the systems price upon completion of the services. Consequently, if installation and optimization are delayed, payment from the customer will be delayed.

      In addition, as a result of our adoption of a change to our revenue recognition policy (see Note 1 to our financial statements), we defer that portion of the revenue billable upon the installation and optimization. These delays could contribute to fluctuations in our revenues from quarter to quarter and negatively affect our cash flow and business operations. Moreover, delays in installation may contribute to delays in obtaining new sales orders from customers as customers’ inventory of uninstalled products systems increase. A significant reduction in order activity from customers could harm our business and operating results.

      Moreover, to the extent that our products, such as SmartShare, consist of several components to be delivered at different times, we may not be able to record any revenue until delivery of all such components is completed. If we are not able to recognize revenue on delivery, our financial results and business operations may be harmed.

Complex and Lengthy Sales Cycle

      We believe that the purchase of our products is typically a strategic decision that requires approval at senior levels of customers’ organizations, significant technical evaluation and a substantial commitment of customers’ personnel, financial and other resources. Our contracts with new customers typically contain conditional acceptance provisions for the initial product sales, and we delay recognition of revenue until all conditions are satisfied, which causes our initial sales cycle to vary substantially from customer to customer. This variability makes predicting our revenues difficult. Typically, performance of our products must be accepted in a field trial prior to completing any sales to a particular customer. We may incur substantial expenses and expend significant management and personnel resources in the process of a field trial. This makes the sales process associated with the purchase of our products complex, lengthy and subject to a number of significant risks. If we do not satisfy conditions in these contracts, or if satisfaction of these conditions were delayed for any reason, revenues in any particular period could fall significantly below our expectations.

Current Financial Results do not Predict Future Results

      Because of the uncertain nature of the rapidly changing wireless market we serve and the high fixed costs we incur in the short term, period-to-period comparisons of operating results are not likely to be meaningful.

In addition, you should not rely on the results for any period as an indication of future performance. Factors that may cause our quarterly results to fluctuate include:

•	gain or loss of significant customers;

•	our ability to increase sales to our existing customers;

•	delays in customer orders;

•	our ability to reduce manufacturing costs of our smart antenna systems;

•	our ability to introduce and successfully market new smart antenna systems and embedded solutions;

•	introduction and enhancement of competitive or substitute products by our competitors;

•	limitations in our manufacturing capacity; and

•	delays or changes in regulatory environments.

Concentration of Customers

      Due to the highly concentrated nature of the wireless industry and the recent industry consolidation, we depend on a limited number of wireless network operators for substantially all of our revenues from our SpotLight product. The loss of a customer or a delay in an order from a customer could impair our operating results. Additionally, the loss of a customer or a delay in payment by a customer could adversely affect our cash flow. We believe that the number of potential customers for future SpotLight systems sales will be limited. In 2001, three SpotLight customers accounted for 95.2% of our total revenues. In addition, we anticipate that sales of our SmartShare and SmartCell products and our embedded solutions will be to a limited number of customers. Currently, we have signed only one agreement to develop our embedded solutions for use in a base station manufacturer’s products, and only one agreement to develop and sell SmartShare to a tower operator. Failure to retain these customers could cause our operating results to be significantly less than anticipated and lead to a decline in our stock price. Moreover, due to this customer concentration, any loss or reduced demand from our customers could cause our sales to fall significantly.

Retention of Qualified Personnel

      The success of our business depends upon the continued contributions of each of our key technical and senior management personnel, each of whom would be difficult to replace. We have not entered into employment agreements with any of our employees other than severance arrangements with Robert H. Hunsberger, Richard P. Henderson and Gary Flood and an employment arrangement that includes severance arrangements, with Shimon Scherzer. Except for Mr. Scherzer, we have not entered into non-competition agreements with any of our employees. We will also need to attract and retain qualified engineering, financial, manufacturing, quality assurance, sales, marketing and customer support personnel to ensure our future success. Competition for such personnel, particularly qualified engineers, is intense. In addition, the unpredictability of the wireless communications market, the volatility of the economic markets and the reduction in demand for our products caused us to reduce our workforce. These recent layoffs may make it more difficult to recruit and retain qualified personnel when needed. The loss of any key employee, the failure of any key employee to perform in his or her current position, our inability to attract and retain skilled employees as needed or the inability of our officers and key employees to expand, train and manage our employee base could limit our ability to expand and become profitable.

Our Independent Auditor, Arthur Andersen LLP, has been Criminally Indicted by the United States Department of Justice

      On March 14, 2002, the United States Department of Justice obtained a criminal indictment against Arthur Andersen LLP, the company’s auditors. The indictment raises a number of uncertainties for the Company:

•	The SEC has announced that it will continue to accept financial statements audited by Andersen in its SEC filings, as long as companies obtain representations from Andersen concerning audit quality controls. We have received this representation with respect to the audited financial statements included in this report. However, we cannot control whether Andersen will be able to continue to make this representation in the future. In addition, if Andersen is convicted, the SEC may seek to ban Andersen from doing public company audit work, or may refuse to accept financial statements audited by Andersen in future SEC filings.

•	If for any other reason financial statements audited by Andersen are no longer accepted by the SEC, we would have to seek another auditing firm. The number of auditing firms in the United States with staffing and capabilities similar to Andersen’s is extremely limited. If financial statements audited by Andersen are no longer accepted by the SEC, it is likely that many public companies will be seeking alternative auditors at the same time. A large number of companies contemporaneously seeking new auditors may strain the auditing capacity of the other major U.S. accounting firms. We may experience difficulties in obtaining a satisfactory alternative auditor, and the cost of obtaining the annual audit would be likely to increase.

•	Current SEC rules require the auditors’ consent if the audited financial statements are incorporated by reference in a future SEC filing. Audited financial statements are incorporated by reference into the SEC registration statement for the company’s option plans. We cannot control whether the SEC will continue to accept Andersen consents for previously completed audits. If the SEC stops accepting Andersen consents in the future, the company’s ability to grant stock options may be restricted until a satisfactory consent is obtained.

Potential Impairment of our Goodwill and Intangible Assets

      The adoption of SFAS No. 142, effective January 1, 2002, will result in our discontinuation of amortization of goodwill; however, we are required to test goodwill for impairment periodically and upon the occurrence of defined events. We are assessing the impact of adopting this statement. The decline of our market capitalization during the first quarter of 2002 will likely result in a substantial charge against earnings during 2002 related to the adoption of this statement. We have recorded $60.1 million in goodwill that is subject to these provisions, any impairment of which could have an adverse effect on the future results of operations.

Limited Number of Suppliers

      We rely on Viasystems to manufacture our SpotLight products pursuant to a five-year supply agreement. Under the agreement, Viasystems is responsible for supplier and commodity management and the assembling and testing of finished systems from the components and subassemblies purchased from outside suppliers. We anticipate that we will also depend on a single supplier to manufacture our SmartShare and SmartCell antenna components. In addition, some of the other parts and components used in our products are available from a limited number of sources, such as linear power amplifiers supplied by Powerwave and antenna panels from Decibel Products. The reliance on these sole or limited source suppliers involves risks and uncertainties, including the possibility of a shortage or discontinuation of key components or the financial health and continued operations of the supplier. Any reduced availability of these parts or components when required could materially impair the ability to manufacture and deliver our products on a timely basis and result in the cancellation of orders, which could significantly harm our business and operating results.

International Market Risks

      The sales of our products in international markets subject us to risks and costs that may harm our business. Risks and associated costs inherent in our international business activities include: difficulties obtaining foreign regulatory approval or U.S. export licenses for our smart antenna systems and embedded solutions and technologies; greater difficulties collecting delinquent or unpaid accounts; political and economic instability in the regions where we sell or manufacture our products; enforceability of contracts with foreign customers governed by foreign laws; lack of experienced technical personnel familiar with our products in foreign markets; and increased complexities in the financial, legal and operational aspects of our business.

Intellectual Property Protection

      Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our intellectual property or technology. In the foreign markets in which we are active, such as Asia, intellectual property laws and their enforcement are weaker than in the United States. If our methods of protecting our intellectual property are not adequate, our competitors may misappropriate our technology and we could lose customers to these competitors. In addition, third parties may develop alternative wireless communication technologies or products that do not infringe on any of our patents or intellectual property. Moreover, competing dissimilar technologies, such as those using wireline communication or using new or different protocols, may be deployed which would cause us to lose customers. In addition, the licensing of our technology for embedded solutions requires closer collaboration with our partners and, consequently, greater disclosure of our trade secrets and other intellectual property. Although we take precautions to protect our intellectual property, such as confidentiality agreements and patent and copyright filings in the U.S. and foreign jurisdictions, this may not be sufficient to prevent unauthorized use of our intellectual property.

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

Cost Reductions are Necessary

      We anticipate that average selling prices for our products will need to decrease in the future in response to competitive pricing pressures and new product introductions by competitors. If the price of base station equipment continues to decrease, the addition of new cell sites may be viewed as a more cost-effective alternative for wireless network operators seeking increased capacity. To lower average selling prices without adversely affecting gross profits, we will have to reduce the manufacturing costs of our smart antenna systems. We may not be able to achieve cost savings at a rate needed to keep pace with competitive pricing pressures.

Government Regulation

      Many of our products are required to comply with numerous domestic and international government regulations and standards, which vary by market. As standards for products continue to evolve, we will need to modify our systems or develop and support new versions of our systems to meet emerging industry standards, comply with government regulations and satisfy the requirements necessary to obtain approvals. Compliance with government regulations and industry standards can each be a lengthy process, taking from several months to longer than a year. It may be difficult for us to obtain additional necessary regulatory approvals or comply with new industry standards in a timely manner, if at all. Our inability to obtain regulatory approval and meet established standards in a timely manner could delay or prevent entrance into or force our departure from markets, which would harm our sales. In addition, compliance with U.S. export control regulations may delay or prevent the export of our products, data and technology to foreign customers, distributors and wireless equipment partners.

      In addition, our customers’ operations in the US are subject to extensive federal, state and local regulations. For example, on the local level, our customers must obtain zoning approval from local authorities to place antennas on their towers. Delays in obtaining these approvals could delay installation of our products, and thus delay revenues. See “Delays in Product Installation and End-User Sales” for more information. To the extent that our customers are delayed in deploying their wireless systems as a result of existing or new standards or regulations, we could experience delays in orders. Any delay could contribute to fluctuations in our results of operations.

      Governments currently limit the amount of spectrum each carrier is allowed in any market. Any increase in spectrum allowance by governments may adversely affect us. See “Business — Government Regulation” for more information regarding the governmental control and approval of our business.

Future Acquisitions

      We may make additional acquisitions of businesses, products or technologies in the future. No assurance can be given as to our ability to successfully integrate additional businesses, products, technologies or personnel that might have been acquired or may be acquired in the future, and our failure to do so could significantly affect our business and operating results. Moreover, we may not be able to locate suitable acquisition opportunities to obtain access to technology that may be important to the development of our business.

Risks Related to Our Stockholders

Potential for Nasdaq Delisting

      If our stock trades for 30 consecutive business days below the applicable minimum bid price requirement of $1.00, Nasdaq’s Listing Qualifications Department will send a deficiency notice to the company, advising that the company has been afforded a grace period of 90 calendar days to regain compliance with the applicable requirement. If we are unable to regain compliance with the bid price requirement prior to the expiration of the 90-day National Market grace period, we may transfer to the SmallCap Market so as to take advantage of the longer 180 day grace periods offered on that market, provided we meet all other requirements for continued listing on the SmallCap Market. Between March 15, 2002 and April 12, 2002, our common stock traded below $1.00 for 21 consecutive business days. If our stock is delisted by the Nasdaq National Market, it could severely impact the liquidity of our common stock.

Stock Price Volatility

      Our common shares have experienced, and may continue to experience, substantial price volatility, particularly as a result of variations between our actual or anticipated financial results and the published expectations of analysts and as a result of announcements by us. In addition, the stock market has experienced extreme price fluctuations that have affected the market price of many technology companies in particular and that have often been unrelated to the operating performance of these companies. A major decline in the capital markets generally, or in the market price of our securities, may negatively impact our ability to make future strategic acquisitions, raise capital, issue debt or convertible debt, or retain employees. These factors, as well as general economic and political conditions, may in turn have a material adverse effect on the market price of our common stock.

Management and Large Stockholders Own a Substantial Portion of our Stock

      Our directors and executive officers and several large stockholders beneficially own approximately 40.3% of our outstanding common stock, on an as-converted basis. As a result of their ownership and positions, our directors and executive officers and these stockholders collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Metawave. In addition, sales of significant amounts of shares held by our directors and executive officers and these stockholders, or the prospect of these sales, could adversely affect the market price of our common stock.

      Entities affiliated with one stockholder hold all of the outstanding shares of our Series A preferred stock and are entitled to elect one member of the board of directors. For a more detailed description of the risk associated with the outstanding Series A preferred stock, see the next risk factor titled “Preferred Stock with Preferential Rights.”

Preferred Stock with Preferential Rights

      The Company has 84,782 shares of Series A preferred stock and warrants to purchase an aggregate of 42,391 shares of Series A preferred stock outstanding. The shares are convertible to common stock at a ratio of 100 shares of common stock for each share of preferred stock. The Series A preferred stock has liquidation preferences and price-based antidilution protection. The liquidation preferences provide that upon any liquidation, sale or change of control of Metawave, holders of the Series A preferred stock will be entitled to receive the amount invested prior and in preference to any distribution to holders of Metawave’s common stock. After the foregoing preference, holders of Series A preferred stock shall also participate with holders of the common stock in any distribution until the holders of Series A preferred stock have received three times their original investment amount in the aggregate. Thereafter, the holders of common stock shall receive the remaining funds; provided, however, that if holders of Series A preferred stock would have received more on an as-converted basis, the holders will be treated as if they had converted the shares of preferred stock into common stock whether or not the conversion had actually occurred. Subject to exceptions and limitations, and conditioned on the approval of the holders of a majority of the outstanding common stock, the price-based antidilution protection will provide that, so long as the Series A preferred stock is outstanding, if we issue securities at a common stock equivalent price of less than $2.359, then the conversion price of the outstanding Series A preferred stock will be adjusted to be equal to the price at which such security was sold. The Series A stockholders also have registration rights. We must make best efforts to register the shares of common stock to be received upon conversion of the Series A preferred stock upon the earlier of eighteen months after the closing date of the financing or expiration of sales restrictions on the Series A preferred stock. Additionally, the holders of the Series A preferred stock have the right to designate a member to the board of directors.

Raising Additional Capital

      During 2001, we raised $21.2 million through sales of common stock and $20.0 million through the sale of Series A preferred stock and warrants to purchase Series A preferred stock. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our operating expenses working capital and capital expenditure requirements through at least the next 12 months. Thereafter, we may need to raise additional funds. We may have to raise funds even sooner in order to fund growth, to develop new or enhanced services or products, to respond to competitive pressures, to acquire complementary products, businesses or technologies or otherwise to respond to unanticipated requirements including any increased costs associated with our outstanding securities litigation or potential damages resulting from the settlement or successful outcome of any of these proceedings. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. If we raise capital through debt financing, we may be forced to accept restrictions affecting our liquidity, including restrictions on our ability to incur additional indebtedness or pay dividends. We cannot assure you that additional financing will be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our ongoing operations and growth, take advantage of unanticipated acquisition opportunities, develop or enhance products and services or respond to competitive pressures. This inability could seriously harm our business and results of operations.

Charter and Anti-takeover Provisions

      Our Board of Directors has the authority to issue up to an additional 9,872,827 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Metawave without further action by the stockholders and may adversely affect the voting and other rights of the holders of our common stock. Further, provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Metawave, which could have an adverse effect on the market price of our stock. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our Board of Directors. Similarly, state laws in Washington related to corporate takeovers may prevent or delay a change of control of Metawave.

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142, effective January 1, 2002, will result in our discontinuation of amortization of goodwill; however, we are required to test goodwill for impairment in the first quarter of 2002, which could have an adverse effect on the future results of operations if an impairment occurs. We have not assessed the impact of adopting this statement. The decline of our market capitalization during the first quarter of 2002 will likely result in a substantial charge against earnings during 2002 related to the adoption of this statement. Goodwill amortization was approximately $15.9 million in fiscal 2001 and approximately $4.4 million in fiscal 2000.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires a single accounting model for the impairment or disposal of long lived assets. We are required to adopt SFAS No. 144 no later than January 1, 2002. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, we cannot determine the potential effects that adoption of SFAS No. 144 will have on our financial statements with respect to future disposal decisions.

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

Item 8.     Financial Statements

Page in
Form 10-K

Report of Arthur Andersen LLP, Independent Public Accountants	33
Report of Ernst & Young LLP, Independent Auditors	34
Consolidated Balance Sheets — December 31, 2000 and 2001	35
Consolidated Statements of Operations — years ended December 31, 1999, 2000 and 2001	36
Consolidated Statements of Stockholders’ Equity (Deficit) — years ended December 31, 1999, 2000 and 2001	37
Consolidated Statements of Cash Flows — years ended December 31, 1999, 2000 and 2001	38
Notes to Consolidated Financial Statements	39

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metawave Communications Corporation:

      We have audited the accompanying consolidated balance sheets of Metawave Communications Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metawave Communications Corporation and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the financial statements, uncertainties regarding asserted and potential unasserted claims exist that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 20. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

      As explained in Note 1 to the financial statements, effective January 1, 2000, the Company changed its method of accounting for certain equipment revenue.

/s/ ARTHUR ANDERSEN LLP

Seattle, Washington

April 3, 2002

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors

Metawave Communications Corporation

      We have audited the accompanying consolidated statements of operations, stockholders’ deficit, and cash flows of Metawave Communications Corporation for the year ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Metawave Communications Corporation for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Seattle, Washington

February 11, 2000

METAWAVE COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2000	2001

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$37,921	$28,851
Restricted cash	—	4,175
Accounts receivable, less allowances of $45 in 2000 and $227 in 2001	21,533	11,371
Receivable from Viasystems Group, Inc.	—	5,153
Inventories	17,022	5,111
Prepaid expenses and other current assets	2,448	3,926

Total current assets	78,924	58,587
Property and equipment, net	6,642	3,323
Goodwill, net	75,109	59,205
Other intangibles, net	6,308	4,297
Note receivable from officer	1,005	—
Other noncurrent assets	367	143

Total assets	$168,355	$125,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $6,762 payable to Viasystems Group, Inc. at December 31, 2001)	$10,566	$15,554
Payable to related party	7,002	1,235
Other current liabilities	3,323	7,035
Accrued compensation	2,478	2,914
Current portion of notes payable and capital lease obligations	2,914	2,689

Total current liabilities	26,283	29,427
Notes payable and capital lease obligations, less current portion	2,526	1,268
Other long-term liabilities	16	—

Total liabilities	28,825	30,695

Commitments and contingencies (Notes 8, 11, 20 and 21)
Convertible preferred stock (Note 8), $.0001 par value:
Authorized shares — 10,000,000 shares at December 31, 2000 and 2001; issued and outstanding shares — 0 and 84,782 in 2000 and 2001, respectively, and warrants. Liquidation preference $20,000 plus pro rata with common stockholders to $40,000	—	20,000

Stockholders’ equity:
Common stock, $.0001 par value, and paid-in capital:
Authorized shares — 150,000,000 shares at December 31, 2000 and 2001; issued and outstanding shares — 43,483,300 and 51,662,687 in 2000 and 2001, respectively	321,451	340,776
Deferred stock compensation	(11,591)	(1,430)
Accumulated other comprehensive (loss) income	(155)	30
Accumulated deficit	(170,175)	(264,516)

Total stockholders’ equity	139,530	74,860

Total liabilities and stockholders’ equity	$168,355	$125,555

See accompanying notes.

METAWAVE COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	1999	2000	2001

	(In thousands, except per share data)
Revenues	$22,596	$52,777	$36,472
Cost of revenues	22,236	37,890	35,024
Provision for the write-down of SpotLight GSM inventory (Note 20)	—	—	17,470

Gross profit (loss)	360	14,887	(16,022)

Operating expenses:
Research and development	22,787	38,160	33,513
Sales and marketing	11,080	12,740	11,308
General and administrative	5,732	9,693	13,215
Provision for the write-down of SpotLight GSM related fixed assets (Note 20)	—	—	675
Amortization of goodwill and other intangibles	—	5,054	18,269

Total operating expenses	39,599	65,647	76,980

Loss from operations	(39,239)	(50,760)	(93,002)

Other income, principally interest income	1,165	2,663	748
Interest expense	(4,339)	(674)	(763)

Other income (expense), net	(3,174)	1,989	(15)

Net loss before cumulative effect of change in accounting principle	(42,413)	(48,771)	(93,017)
Cumulative effect on prior years of change in accounting principle	—	(764)	—

Net loss	$(42,413)	$(49,535)	$(93,017)

Beneficial conversion charge	—	—	(1,324)

Net loss attributable to common stockholders	$(42,413)	$(49,535)	$(94,341)

Weighted average common shares outstanding	2,235	27,462	47,050

Basic and diluted net loss per share before cumulative effect of change in accounting principle	$(18.98)	$(1.78)	$(2.01)
Cumulative effect on prior years of change in accounting principle	—	(0.02)	—

Basic and diluted net loss per share	$(18.98)	$(1.80)	$(2.01)

Pro forma net loss assuming the change in accounting principle was applied in 1999	$(43,019)

Pro forma basic and diluted net loss per share assuming the change in accounting principle was applied in 1999.	$(19.25)

See accompanying notes.

METAWAVE COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 1999, 2000 and 2001

	Common Stock and			Accumulated		Total
	Paid-in Capital		Deferred	Other		Stockholders’
			Stock	Comprehensive	Accumulated	Equity
	Shares	Amount	Compensation	Income (Loss)	Deficit	(Deficit)

	(In thousands, except share data)
Balance at January 1, 1999	2,112,229	$2,179	$(554)	$6	$(78,227)	$(76,596)
Exercise of stock options	278,681	137	—	—	—	137
Issuance of common stock warrants	—	88	—	—	—	88
Deferred stock compensation	—	1,169	(1,169)	—	—	—
Amortization of deferred stock compensation	—	—	817	—	—	817
Comprehensive income (loss):
Foreign exchange translation gain	—	—	—	13	—	13
Net loss	—	—	—	—	(42,413)	(42,413)

Comprehensive loss						(42,400)

Balance at December 31, 1999	2,390,910	$3,573	$(906)	$19	$(120,640)	$(117,954)
Repurchase of restricted stock	(375)	(1)	—	—	—	(1)
Exercise of stock options	425,921	699	—	—	—	699
Issuance of common stock from employee purchases	87,846	676	—	—	—	676
Issuance of common stock from initial public offering	7,187,500	58,873	—	—	—	58,873
Issuance of common stock to acquire Adaptive Telecom	5,361,803	93,735	—	—	—	93,735
Issuance of common stock options to acquire Adaptive Telecom	—	771	—	—	—	771
Conversion of convertible and redeemable preferred stock to common stock	27,972,907	143,945	—	—	—	143,945
Conversion of preferred stock warrants to common stock warrants	—	157	—	—	—	157
Exercise of common stock warrants	56,788	—	—	—	—	—
Deferred stock compensation	—	19,023	(19,023)	—	—	—
Amortization of deferred stock compensation	—	—	8,338	—	—	8,338
Comprehensive loss:
Foreign exchange translation loss	—	—	—	(174)	—	(174)
Net loss	—	—	—	—	(49,535)	(49,535)

Comprehensive loss						(49,709)

Balance at December 31, 2000	43,483,300	$321,451	$(11,591)	$(155)	$(170,175)	$139,530
Exercise of stock options	308,750	1,031	—	—	—	1,031
Repurchase of restricted stock	(142,539)	(9)	—	—	—	(9)
Issuance of common stock from employee purchases	275,841	693	—	—	—	693
Issuance of common stock	7,737,335	21,158	—	—	—	21,158
Beneficial conversion charge on issuance of convertible preferred stock		1,324	—	—	(1,324)	—
Amortization of deferred stock compensation	—	—	5,289	—	—	5,289
Reversal of unamortized deferred stock compensation	—	(4,872)	4,872	—	—	—
Comprehensive loss:
Foreign exchange translation gain	—	—	—	185	—	185
Net loss	—	—	—	—	(93,017)	(93,017)

Comprehensive loss						(92,832)

Balance at December 31, 2001	51,662,687	$340,776	$(1,430)	$30	$(264,516)	$74,860

See accompanying notes.

METAWAVE COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	1999	2000	2001

	(In thousands)
Operating activities:
Net loss	$(42,413)	$(49,535)	$(93,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,035	8,272	21,454
Acquired in-process research and development	—	10,400	—
Amortization of deferred stock compensation	817	8,338	5,289
Provision for the write-off of SpotLight GSM inventory and related fixed assets	—	—	18,145
Debt financing amortization	2,321	—	—
Impairment of fixed assets (including amounts in connection with 2001 restructuring)	—	—	2,149
Cash restricted by letters of credit and loan provisions	—	—	(4,175)
Other	296	(86)	69
Changes in operating assets and liabilities net of acquisition:
Decrease (increase) in accounts receivable	(5,798)	(11,406)	9,211
Decrease (increase) in inventories	3,780	(12,873)	(15,292)
Decrease (increase) in prepaid expenses, note receivable and other assets	8	(2,882)	509
Increase (decrease) in accounts payable, other current liabilities, and accrued compensation	180	13,417	(1,310)

Net cash used in operating activities	(37,774)	(36,355)	(56,968)

Investing activities:
Cash paid for acquisition of Adaptive Telecom	—	(2,500)	—
Net proceeds from sale of inventory and fixed assets	—	—	7,964
Proceeds from insurance recovery	—	—	2,268
Purchases of equipment	(1,317)	(1,043)	(3,483)

Net cash (used in) provided by investing activities	(1,317)	(3,543)	6,749

Financing activities:
Net proceeds from issuance of preferred stock and preferred stock warrants	82,507	—	20,000
Net proceeds from issuance of common stock	—	58,873	21,158
Net proceeds from exercise of common stock options	138	698	1,022
Net proceeds from employee stock purchases	—	676	693
Proceeds from notes payable	—	66	866
Principal payments on notes payable and capital lease obligations	(34,160)	(2,644)	(2,349)

Net cash provided by financing activities	48,485	57,669	41,390

Net increase (decrease) in cash	9,394	17,771	(8,829)
Effect of exchange rate changes on cash	8	(15)	(241)
Cash and cash equivalents at beginning of year	10,763	20,165	37,921

Cash and cash equivalents at end of year	$20,165	$37,921	$28,851

Noncash transactions and supplemental disclosures:
Capital lease obligations incurred to purchase assets	$1,256	$2,764	$—
Noncash conversion of preferred stock to common stock	—	143,945	—
Noncash conversion of preferred stock warrants to preferred stock	620	—	—
Noncash issuance of common stock for acquisition	—	93,735	—
Noncash issuance of common stock options for acquisition	—	771	—
Noncash conversion of preferred stock warrants to common stock warrants	—	157	—
Beneficial conversion charge	—	—	1,324
Deferred stock compensation	1,169	19,023	—
Transfer of inventory and fixed assets to Viasystems Group, Inc.	—	—	4,166
Reversal of unamortized deferred stock compensation	—	—	4,872
Interest paid	1,653	494	712

See accompanying notes.

METAWAVE COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

      Metawave Communications Corporation, a Delaware corporation (the “Company”), headquartered in Redmond, Washington, provides smart antenna solutions to wireless operators, tower providers and base station manufacturers facing capacity constraints and performance issues in the wireless communications industry. The Company’s believes that its smart antenna systems improve overall network performance by increasing capacity, improving or maintaining network quality, reducing network operating costs and better managing network infrastructure. Our smart antenna systems are designed to allow wireless network operators, tower providers and base station manufacturers to address wireless network challenges, allowing them to more cost-effectively keep pace with growth in subscriber rates and minutes of use and increased demand for digital voice and data services. Our technologies are designed to be implemented in a variety of market segments in the worldwide wireless communications industry and currently support various CDMA, GSM, third generation (3G) and analog standards.

Liquidity

      The Company experienced net losses of $42.4 million, $49.5 million and $93.0 million for the fiscal years ended December 31, 1999, 2000 and 2001, respectively. Management believes that the Company may experience substantial losses in 2002, even if commercial sales of the Company’s systems grow. Management believes that existing cash and revenues from systems sales and service revenues will be sufficient to fund operations for the next twelve months. Any substantial inability to achieve the current business plan could have a material adverse impact on the Company’s financial position, liquidity or results of operations and may require the Company to reduce expenditures to enable it to continue operations for the next twelve months. See Note 20 regarding uncertainties regarding asserted and potential unasserted claims that raise substantial doubt about the Company’s ability to continue as a going concern.

Principles of Consolidation and Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Reclassifications have been made to prior years’ financial statements to conform to current year presentation. These reclassifications had no impact on previously reported net loss or stockholders’ equity.

      The Company uses a 52-week fiscal year ending on the Sunday closest to December 31. The 2001 fiscal year ended on December 30, 2001, with each of the fiscal quarters representing a 13-week period. For convenience of presentation, all fiscal periods in these financial statements are treated as ending on a calendar month end.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results may differ from those estimates. Significant estimates include the allowance for bad debts, inventory valuation, restructuring costs, income taxes, warranty obligations, contingencies and litigation and impairment of long-lived assets.

Foreign Currency Translation

      The functional currency of the Company’s foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the

METAWAVE COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average rates of exchange prevailing during the month. The translation adjustment resulting from this process is shown within accumulated other comprehensive loss (income) as a component of stockholders’ equity. Gains and losses on foreign currency transactions are included in the consolidated statement of operations as incurred. To date, gains and losses on foreign currency transactions have not been significant.

Concentration of Credit Risk

      The Company’s customers are primarily wireless network operators in the United States and Mexico. As such, the Company’s primary market is made up of a limited number of customers operating within the same industry, thereby subjecting the Company to business risks associated with the downturn of the telecommunications industry or downturns specific to one of its customers.

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The carrying value of financial instruments approximates market value.

      The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves, which to date have not been material, for potential credit losses, and such losses have been within management’s expectations.

Cash, Cash Equivalents and Restricted Cash

      The Company considers all highly liquid investments with maturity of three months or less at the date of purchase to be cash equivalents. The carrying amount approximates fair value because of the short maturities of these investments.

      As of December 31, 2001, $4.2 million of cash is restricted to support letters of credit associated with leases and short-term notes.

Inventories

      Inventories, which are composed of materials and components, trial units, and completed systems, are valued at the lower of cost (first-in, first-out) or market. On a periodic basis, the Company compares the amount of inventory on hand and under commitment with its latest forecasted requirements to determine whether charges for excess or obsolete inventory are required.

      In March 2002, the Company decided upon a restructuring plan to discontinue the SpotLight GSM product, reduce its workforce and consolidate facilities. After evaluation of the market, it was determined that the SpotLight GSM product did not have sufficient customer demand to continue with the product. While this decision was made based on market conditions in the first quarter of 2002, it was determined that these market conditions impaired the carrying value of the inventory associated with the product as of December 31, 2001.

      During 1999, 2000 and 2001, the Company recorded $1.1 million, $1.6 million and $5.8 million in losses related to adjusting inventory balances to their net realizable value. These losses are a component of cost of revenues. In addition, the Company recorded $17.5 million in a provision for the write-down of SpotLight GSM inventory, including purchase commitments of $4.2 million.

Property and Equipment

      Property, equipment and leasehold improvements are stated at cost. Depreciation and amortization (including leased assets) is provided using the straight-line method over the estimated useful lives of two to seven years of the related assets for financial statement purposes. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life. Depreciation is classified as research and development, sales and marketing, or general and administrative expenses depending on the nature of the property and equipment.

METAWAVE COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Upon sale or retirement of property and equipment, the related costs and accumulated depreciation or amortization are removed from the balance sheet and any gain or loss is included in the determination of net loss. The Company recorded an asset impairment charge of $0.7 million to reduce the carrying value of its SpotLight GSM fixed assets to their net realizable value. See Note 19 regarding additional asset impairment charges.

Goodwill and Other Intangibles

      Goodwill and other intangibles are stated at cost. Amortization is provided using the straight-line method over the estimated useful lives of three to five years of the related asset for financial statement purposes. Amortization of goodwill was $4.4 million and $15.9 million in 2000 and 2001, respectively. Accumulated amortization of goodwill was $4.4 million and $20.3 million at December 31, 2000 and 2001, respectively. Accumulated amortization of other intangible assets was $0.7 million and $2.6 million at December 31, 2000 and 2001, respectively.

Impairment of Long-Lived Assets

      The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition exceeds its carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value.

Warranty

      The Company generally provides a 12 to 24 month warranty, which may vary depending upon specific contractual terms, on all systems and records a related provision for estimated warranty costs.

Revenue Recognition and 2000 Change in Revenue Recognition Accounting Principle

      Revenues consist of sales to end-users. Our sales agreements do not provide a right of return. Sales of our products to end-users are recognized when title to the system and risk of loss is transferred to the customer and all customer acceptance conditions, if any, have been satisfied, and collection is probable. During 2000, the Company began deferring that portion of equipment revenue that is billable after completion of installation and optimization services.

      Services revenues, generally for installation and optimization, are recognized when the services have been performed and all customer acceptance conditions, if any, have been satisfied. Maintenance contract revenues are recognized ratably over the term of the agreement (typically one year). Revenues from nonrecurring engineering contracts are recognized based on the percentage-of-completion method. Service revenues in 2001 were $7.2 million, costs of these revenues was $6.3 million. Service revenues in 1999 and 2000 were less than 10% of total revenue.

      Relative to the system sold, the installation and optimization services are inconsequential and perfunctory. This is principally based on (1) the contract stating (and no exceptions have been made to the contrary) that failure to perform the services would not result in the customer receiving a full or partial refund or rejecting the products delivered to date, (2) having a demonstrated history of completing these services in a timely manner and reliably estimating their costs, (3) the cost or time to perform the remaining obligations for similar contracts historically has not varied significantly from one instance to another, (4) the skills or

METAWAVE COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment required to complete the remaining activity are readily available in the marketplace, (5) the cost of completing the services is insignificant, (6) the period before the completion of the remaining services is relatively short, and (7) the timing of payment of a portion of the sales price, for which revenue has already been recognized, is not coincident with completing the service.

      Accounting principle change: During the year ended December 31, 2000, the Company completed its final analysis of Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition” issued in December 1999 and the Frequently Asked Questions and Answers published by the SEC Staff in October 2000. The Company decided to change its accounting principle for revenue recognition related to the portion of equipment revenue billable upon installation and optimization. Historically, the Company had recognized this revenue upon delivery of the equipment. The adopted principle provides for the deferral of that portion of equipment revenue billable upon installation and optimization until those services are completed. This change in accounting principle resulted in a charge of $0.8 million for the cumulative effect of the change through the end of fiscal 1999. The Company believes that the change in accounting principle is preferable based on guidance provided in SAB 101.

Research and Development Costs

      Research and development costs are expensed as incurred. The value of in-process research and development projects acquired in business combinations is expensed upon acquisition.

Advertising Costs

      Advertising costs are charged to expense as incurred. Advertising expense of $1.4 million, $1.7 million and $2.1 million was recorded for the years ended December 31, 1999, 2000, and 2001, respectively.

Stock-Based Compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”. APB No. 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option. When employees terminate, any deferred stock compensation on the balance sheet and any previously recognized deferred stock compensation expense on the statement of operations related to unvested options is reversed. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123 (refer to Note 9).

      The Company recognizes compensation expense for options and warrants granted to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Consensus 96-18.

Other Comprehensive Income

      The Company follows SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The only item of other comprehensive income (loss) which the Company currently reports is foreign currency translation adjustments.

Business Segments

      The Company operates in one material segment as a provider of wireless telecommunication equipment. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards

METAWAVE COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for related disclosures about systems and services, geographic areas and major customers. Information related to international operations and major customers is contained in Notes 15 and 16.

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142, effective January 1, 2002, will result in the discontinuation of amortization of goodwill; however, the Company is required to test goodwill for impairment in the first quarter of 2002, which could have an adverse effect on the future results of operations if an impairment occurs. The Company is assessing the impact of adopting this statement. The decline of the Company’s market capitalization during the first quarter of 2002 will likely result in a substantial charge against earnings during 2002 related to the adoption of this statement.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires a single accounting model for the impairment or disposal of long lived assets. The Company is required to adopt SFAS No. 144 no later than January 1, 2002. The Company is assessing the impact of adopting this statement.

2.     Manufacturing Outsourcing Agreement

      During the first quarter of 2001, the Company entered into an exclusive, five-year supply agreement with Viasystems Group, Inc. (“Viasystems”) to outsource substantially all of its manufacturing operations to Viasystems. Viasystems is a leading global provider of electronics manufacturing services. Under the terms of the agreement, Viasystems purchased approximately $10.1 million of fixed assets and inventory for $8.0 million in cash and a receivable totaling $3.1 million. No gain or loss was recognized on this transaction, as the $1.0 million excess of consideration received over assets given is reflected as a deferred gain in other current liabilities.

      Under provisions of the Asset Purchase Agreement between the Company and Viasystems, the Company is required to purchase excess inventory back from Viasystems on a periodic basis. Through December 31, 2001, the amount of these repurchases has been $4.4 million. A write-down was recorded to reduce this inventory to its net realizable value.

      During the second quarter of 2001, the Company sold $4.2 million in inventory to Viasystems and accepted a $4.2 million receivable. The receivable is being settled as the Company buys additional inventory from Viasystems.

      Under provisions of the Manufacturing Agreement with Viasystems, the Company may not cancel any portion of an accepted purchase order, binding forecast or forecast affecting long-lead inventory without Viasystems’ written approval. If approval is given then the Company must pay Viasystems for 100% of the excess inventory ordered by Viasystems. Viasystems is obligated to use commercially reasonable efforts to mitigate the potential amount due to Viasystems from the Company pursuant to this provision.

3.     Business Combinations

      On September 21, 2000, the Company completed the acquisition of Adaptive Telecom, Inc. (“Adaptive Telecom”) with the issuance of 5,361,803 shares of common stock and 124,377 stock options of Metawave in exchange for all the outstanding capital stock and the assumption of all outstanding options to acquire

METAWAVE COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adaptive Telecom common stock. This included 786,336 shares of restricted stock issued to employees, subject to vesting requirements, which may be repurchased by Metawave upon termination of employment. The acquisition was accounted for under the purchase method of accounting, and the results of operations of Adaptive Telecom had been included in the consolidated financial statements from the date of the acquisition.

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

      The intangible assets acquired included assembled workforce and patents totaling $7.0 million. Purchased goodwill, representing purchase price in excess of values assigned to the identified tangible and intangible assets was approximately $79.5 million.

      The value allocated to deferred stock compensation of $17.4 million represented the excess of the fair market value over the exercise price for options and unvested restricted stock which had been issued to employees of Adaptive Telecom and were outstanding at September 21, 2000. The value of the deferred compensation is being amortized over the related remaining vesting periods using an accelerated vesting approach pursuant to FASB Interpretation No. 28.

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

	Years Ended December 31,

	1999	2000

	(Unaudited, in thousands)
Revenues	$26,146	$53,475
Net Loss	$(74,586)	$(62,056)
Net Loss Per Share	$(10.58)	$(2.00)

4.     Inventories

	December 31,

	2000	2001

	(In thousands)
Materials and Components	$14,790	$3,449
Trial Units	647	585
Completed Systems	1,585	1,077

	$17,022	$5,111

      The Company uses a limited number of suppliers for portions of its inventories including Viasystems for completed systems (Note 2) and Powerwave for linear power amplifiers (Note 14).

METAWAVE COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Property and Equipment

	December 31,

	2000	2001

	(In thousands)
Equipment	$13,832	$6,995
Furniture and Fixtures	1,097	516
Leasehold Improvements	958	530

	15,887	8,041
Accumulated Depreciation and Amortization	(9,245)	(4,718)

	$6,642	$3,323

      Included in property and equipment are assets acquired under capital lease obligations with an original cost of $9.4 million and $4.2 million as of December 31, 2000 and 2001, respectively. Accumulated amortization on the leased assets was $6.2 million as of December 31, 2000 and $3.5 million as of December 31, 2001.

      Depreciation expense of $3.0 million, $3.7 million and $3.2 million was recorded in operating expenses in the years ended December 31, 1999, 2000 and 2001, respectively.

6.     Other Current Liabilities

	December 31,

	2000	2001

	(In thousands)
Deposits from Asian Companies	$—	$2,245
Accrued Warranty Expense	1,121	1,391
Other	2,202	3,399

	$3,323	$7,035

7.     Convertible and Redeemable Preferred Stock

      Through 1998, the Company issued convertible and redeemable preferred stock with proceeds of $56.5 million. In January 1999, the Company issued 726,264 additional shares of convertible and redeemable Series E at $8.00 per share with gross proceeds of $5.8 million. In April and June 1999, the Company issued 15,676,153 additional shares of Series E at $5.00 per share with gross proceeds of $78.4 million. In connection with the issuance of the Series E at $5.00 per share in April, the existing Series E stockholders were issued 974,996 additional Series E shares adjusting the price per share from $8.00 to $5.00. Holders of preferred stock had preferential rights to dividends when and if declared by the Board of Directors. Dividends were not cumulative. In conjunction with the closing of the Company’s initial public stock offering, on May 2, 2000, all series of preferred stock were converted to 27,972,907 shares of common stock.

8.     2001 Securities Sales

Sale of Convertible Preferred Stock

      In December 2001, the Company issued 84,782 shares of Series A Preferred Stock (“Series A”) through a private offering to a venture capital firm whose partner is a member of the Company’s Board of Directors. Proceeds from the financing amounted to $20.0 million or $235.90 per share. The shares are convertible at any time at the option of the holder. If the Company’s common stock price exceeds $5.25 for a 30 trading day

METAWAVE COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period commencing in 2004, the preferred stock will automatically convert. The conversion factor for Series A is 100 to 1. The holders are entitled to the number of votes equal to the number of shares of common stock into which the preferred stock could be converted up to a maximum voting percentage of 19.9% of the Company’s outstanding capital stock. As a part of the private offering in December 2001, the Company issued Preferred Stock Purchase Warrants to purchase 42,391 shares of Series A Preferred Stock at $235.90 per share, expiring in five years. These warrants are convertible to common stock warrants using the same 100 to 1 conversion factor as the Series A Preferred Stock. The Series A preferred stock has liquidation preferences and price-based antidilution protection. The liquidation preferences provide that upon any liquidation, sale or change of control of Metawave, holders of the Series A preferred stock will be entitled to receive the amount invested prior and in preference to any distribution to holders of Metawave’s common stock. After the foregoing preference, holders of Series A preferred stock shall also participate with holders of the common stock in any distribution until the holders of Series A preferred stock have received three times their original investment amount in the aggregate. Thereafter, the holders of common stock shall receive the remaining funds; provided, however, that if holders of Series A preferred stock would have received more on an as-converted basis, the holders will be treated as if they had converted the shares of preferred stock into common stock whether or not the conversion had actually occurred. Subject to exceptions and limitations, and conditioned on the approval of the holders of a majority of the outstanding common stock, the price-based antidilution protection will provide that, so long as the Series A preferred stock is outstanding, if the Company issue securities at a common stock equivalent price of less than $2.359, then the conversion price of the outstanding Series A preferred stock will be adjusted to be equal to the price at which such security was sold. The Series A stockholders also have registration rights. The Company must make its best efforts to register the shares of common stock to be received upon conversion of the Series A preferred stock upon the earlier of eighteen months after the closing date of the financing or expiration of sales restrictions on the Series A preferred stock. Additionally, the holders of the Series A preferred stock have the right to designate a member to the board of directors. A beneficial conversion charge of $1.3 million was recorded as a component of net loss attributable to common stockholders. Dividends are only payable if common stockholders are paid a dividend. Due to the uncertainties regarding potential unasserted claims discussed in Note 20, these securities have been classified outside of stockholders’ equity in the consolidated balance sheet.

Sale of Common Stock

      The Company issued a total of 6,723,452 shares of common stock to Acqua Wellington North American Equities Fund Ltd. during the year ended December 31, 2001. Net proceeds from the issuance of the shares was approximately $18.7 million.

      The Company issued a total of 533,808 shares of common stock to Vertical Ventures LLC during the year ended December 31, 2001. Net proceeds from the issuance of the shares was approximately $1.5 million.

      The Company issued a total of 480,075 shares of common stock to Pine Ridge Financial, Ltd. during the year ended December 31, 2001. Net proceeds from the issuance of the shares was approximately $1.0 million.

9.     Stockholders’ Equity

Initial Public Offering

      On May 2, 2000, the Company completed an initial public offering of its common stock. A total of 7,187,500 shares of common stock offered were sold at $9.00 per share. The aggregate gross proceeds from the sale were $64.7 million. Net proceeds from the offering amounted to $58.9 million.

METAWAVE COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

      The Company’s Third Amended and Restated 1995 Stock Option Plan (the “1995 Plan”) provides for the granting of incentive stock options and nonqualified stock options to employees, officers, directors and consultants. Options under the 1995 Plan have been granted at estimated fair value on the date of grant and expire ten years after the date of the grant. Options granted under the 1995 Plan generally become exercisable at the rate of 25% of the total number of shares subject to the option on the first anniversary and as to  1/48 of the total shares each month thereafter, with the options being fully vested on the fourth anniversary of the grant date. The Company reserved 2,766,666 shares of common stock for issuance under the 1995 Plan.

      The 1998 Directors’ Stock Option Plan (the “Directors’ Plan”) was adopted by the Board of Directors in February 1998 and approved by the stockholders on April 20, 1998. A total of 200,000 shares of common stock were reserved for issuance under the Directors’ Plan. In February 2000, the Board of Directors amended the Directors’ Plan, and the stockholders approved the amendment in April 2000. The amended plan became effective on April 26, 2000. An automatic grant of an option to purchase 16,666 shares of common stock is made to each non-employee director who joins the Board. Additionally, at each annual stockholder meeting, each non-employee director is granted an additional option to purchase 6,666 shares of common stock, provided that the director continues serving on the Board and has served as a director for six months prior to grant date. The amendment to the Directors’ Plan increased the options reserved under the Directors’ Plan to 466,666. Initial options granted under the Directors’ Plan to new non-employee directors will vest as to 25% of the shares underlying the option on the first anniversary of the date of the option grant and as to  1/48 of the total shares each month thereafter, so that these options will be fully vested on the fourth anniversary of the grant date. Options granted to the Company’s non-employee directors at the time of each annual stockholders meeting vest as to  1/36 of the total shares each month so that these options will be fully vested on the third anniversary of the grant date. The exercise price of all stock options granted under the Directors’ Plan will be equal to the fair market value of the Company’s common stock on the date of grant of the option. Options granted under the Directors’ Plan have a term of ten years.

      In May 1998, the Board of Directors approved the 1998 Stock Option Plan (the “1998 Plan”). Options granted under the 1998 Plan generally vest on the same terms as options under the 1995 Plan and are exercisable for a period of ten years. In February 2000, an evergreen formula increased the number of shares in the 1998 Plan to 1,835,097.

      In June 1999, the Board of Directors approved the adoption of the Employee Option Incentive Program (the “Incentive Program”) under the 1998 Plan. Options granted under the Incentive Program vest in five years from the date of grant, however, the terms of the grant also provided that vesting of 50% of the options would accelerate on the date of the Company’s initial public offering on April 27, 2000, and the remaining 50% would vest on April 27, 2001. Options under the Incentive Program were granted at estimated fair market value on the date of grant and expire ten years after the date of the grant. The Board of Directors issued options to purchase 336,666 shares under this program.

      The 2000 Stock Option Plan (the “2000 Plan”) provides for the grant of incentive stock options to employees, including employee directors, and of nonstatutory stock options and stock purchase rights to employees, directors and consultants. The 2000 Plan was originally adopted by the Board of Directors in February 2000 and was approved by the stockholders in April 2000. The 2000 Plan provides for the issuance of options and rights to purchase up to 1,333,333 shares of common stock, plus an automatic annual increase on the first day of each fiscal year beginning in 2001 through 2009 equal to the lesser of 2,000,000 shares, 5% of our outstanding common stock on the last day of the immediately preceding fiscal year, or a lesser number of shares as the Board of Directors determines. Unless terminated earlier by the Board of Directors, the 2000 Plan will terminate ten years following its effective date. Initial options granted under the 2000 Plan to employees will vest as to 25% of the shares underlying the option on the first anniversary of the date of option grant and as to  1/48 of the total shares each month thereafter, so that these options will be fully vested on the

METAWAVE COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fourth anniversary of the grant date. Subsequent options granted to employees will vest at a rate of  1/36 of the shares each month so that these options will be fully vested on the third anniversary of the grant date.

      The 2001 Nonstatutory Stock Option Plan (the “2001 Plan”) provides for the grant of nonstatutory stock options to employees (excluding officers subject to Section 16 reporting requirements) and consultants. The 2001 Plan was originally adopted by the Board of Directors in May 2001. The 2001 Plan provides for this issuance of options to purchase up to 2,000,000 shares of the common stock. Unless terminated earlier by the Board of Directors, the 2001 Plan will terminate three years following its effective date. Initial options granted under the 2001 Plan to employees will vest as to 25% of the shares underlying the option on the first anniversary of the date of option grant and as to  1/48 of the total shares each month thereafter, so that these options will be fully vested on the fourth anniversary of the grant date. Subsequent options granted to employees will vest at a rate of  1/36 of the shares each month so that these options will be fully vested on the third anniversary of the grant date.

      Deferred stock compensation is calculated as the difference between the exercise price and the fair market value of the Company’s common stock at the date of grant. The deferred stock compensation is amortized over the vesting period of the related options using an accelerated vesting approach pursuant to FASB Interpretation No. 28. Including the Adaptive Telecom plan discussed in the next paragraph, in 2000 and 2001, deferred stock compensation of $19.0 million and $0 was recorded for options granted under the various stock option plans. Amortized stock compensation of $0.8 million, $8.3 million, and $5.3 million was recorded during each of the years ended December 31, 1999, 2000, and 2001, respectively.

      The Company assumed the Adaptive Telecom 1997 Stock Plan (the “1997 Plan”) in connection with its acquisition of Adaptive Telecom, Inc. in September 2000. The 1997 Plan provided for the grant to employees of incentive stock options and the grant of nonstatutory stock options and stock purchase rights to employees, consultants and directors. The terms of options issued under the 1997 Plan are generally the same as those that may be issued under the 2000 Plan. The intrinsic value of the unvested options assumed amounted to $17.4 million and was recorded as deferred stock compensation and is being amortized over the remaining vesting period.

      Had the stock compensation expense for the Company’s stock option plans been determined based on the estimated fair market value using the minimum value option pricing model at the date of grant, the Company’s net loss would have been increased to these pro forma amounts:

	Years Ended December 31,

	1999	2000	2001

	(In thousands)
Net loss:
As reported	$(42,413)	$(49,535)	$(93,017)
Pro forma	(43,231)	(61,017)	(110,113)
Basic and diluted net loss per share
As reported	(18.98)	(1.80)	(2.01)
Pro forma	(19.34)	(2.22)	(2.34)

      The fair market value for these options granted prior to the Company’s initial public offering was estimated at the date of grant using minimum value option pricing models that take into account: (1) the estimated fair market value of the common stock at the grant date, (2) the exercise prices, (3) a one-year expected life beyond the vest date, (4) no dividends, and (5) a risk-free interest rate of between 5.42% and 6.43% during 1996 through 2001 over the expected life of the options. For options granted after the Company’s initial public offering in 2000, the Company used a volatility factor of 40%. In 2001, the Company used a 65% volatility factor.

METAWAVE COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the Company’s stock option activity and related information follows:

	December 31, 1999		December 31, 2000		December 31, 2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	2,531,996	$4.59	2,885,294	$5.25	4,899,794	$9.92
Granted at fair value	914,820	6.96	1,607,735	15.95	4,657,513	6.50
Granted above deemed fair value	16,666	6.75	398,758	12.00	—	—
Granted below deemed fair value	455,250	4.61	1,807,922	3.38	—	—
Canceled	(754,757)	6.53	(272,411)	8.31	(1,179,731)	11.18
Exercised	(278,681)	.50	(1,527,504)	0.54	(308,732)	3.16

Outstanding at end of year	2,885,294	5.25	4,899,794	9.92	8,068,844	8.00

Exercisable at end of year	2,837,236	5.33	3,553,378	7.91	4,235,621	8.77

Weighted-average fair value of options granted during the period:
Granted at fair value		3.59		15.32		5.42
Granted below fair value		4.50		17.95		—

      The following information is provided for options outstanding and exercisable at December 31, 2001:

	Outstanding			Exercisable

		Weighted-	Average		Weighted-
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Range of Exercise Price	Options	Price	Life (Years)	Options	Price

$ 0.15 - 0.93	473,148	$0.91	5.52	473,148	$0.91
1.61 - 2.08	1,266,279	2.06	9.77	122,677	2.06
2.16 - 3.00	180,348	2.72	7.75	94,885	3.00
3.12 - 4.00	1,010,661	3.94	9.42	197,696	3.97
4.05 - 6.00	994,993	5.00	8.34	699,130	5.32
6.31 - 11.44	868,441	7.65	7.83	698,793	7.35
11.69 - 11.69	4,500	11.69	9.19	—	—
12.00 - 12.00	869,538	12.00	6.90	869,538	12.00
12.06 - 12.81	12,472	12.67	8.92	10,138	12.81
12.88 - 32.38	2,388,464	14.56	8.77	1,069,616	14.95

	8,068,844	8.00	8.44	4,235,621	8.77

      Stock options available for future grants under the Company’s stock option plans total 939,525 as of December 31, 2001.

      In February 2000, the Board approved the 2000 Employee Stock Purchase Plan (the “ESPP”), which was approved by the stockholders in April 2000. The Company implemented the ESPP on April 26, 2000, and

METAWAVE COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the ESPP will continue until April 30, 2020. The ESPP, subject to limitations, permits eligible employees of the Company to purchase common stock through payroll deductions of up to 15% of their compensation. The Company has authorized the issuance of up to 233,333 shares of common stock under the ESPP, plus an automatic annual increase, to be added on the first day of the fiscal year beginning in 2001 through 2010, equal to the lesser of 266,666 shares, 1% of the common stock outstanding on the last day of the preceding fiscal year, or a lesser number of shares as determined by the Board of Directors.

Common Stock Warrants

      In connection with various leasing agreements since 1996, the Company has issued warrants providing for the purchase of various series of convertible redeemable preferred stock and common stock. The warrant agreements expire after seven years. The value of the warrants was recorded as additional debt issuance cost and was amortized using the effective interest method over the term of the related lease agreements. The warrants were valued using the Black-Scholes valuation model based upon the exercise prices described above, a risk free rate of 4.5%-6.0%, a dividend yield rate of 0%, volatility of 60% and an expected life of 2-5 years.

      As a result of the two-for-three reverse stock split and the Company’s initial public offering in April, 2000, all of the convertible and redeemable preferred stock warrants were converted to 90,870 common stock warrants with exercise prices ranging from $3.28 to $8.32 per share. On May 2, 2000, Insight Investments Corporation exercised all 4,205 shares of its common stock warrants on a net exercise basis, resulting in the issuance of 315 shares of the Company’s common stock. In addition, in November 2000, Comdisco exercised all 86,655 shares of its common stock warrants on a net exercise basis, which resulted in the issuance of 56,473 shares of common stock. As a part of the private offering in December 2001, the Company issued Preferred Stock Purchase Warrants to purchase 42,391 shares of Series A Preferred Stock. These warrants are convertible to common stock warrants using the same 100 to 1 conversion factor as the Series A Preferred Stock, which would result in a warrant to purchase 4,239,100 shares of common stock. As of December 31, 2001, there were 20,833 shares of common stock warrants outstanding.

Common Shares Reserved for Future Issuance

      The Company has reserved shares of common stock as follows:

December 31,
2001

Series A Convertible Preferred Securities	12,717,300
Stock options outstanding	8,068,844
Stock options available for future grant	939,525

21,725,669

10.     Income Taxes

      As of December 31, 2001, the Company had federal net operating loss carryforwards (NOL) of approximately $177 million and research and development tax credit carryforwards of approximately $3.2 million. The federal net operating loss carryforwards will begin to expire in the year 2009 if not utilized. As a result of changes in ownership coincident with equity financings, the utilization of a portion of the net operating loss carryforward will be limited, pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance equal to the deferred tax assets due to the uncertainty of

METAWAVE COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realizing the benefits of the assets. This valuation allowance is the principal reconciling item from the statutory rate to the amount recorded of zero. The valuation allowance increased by $17.7 million, $6.9 million and $18.4 million in the years ended December 31, 1999, 2000 and 2001, respectively. Significant components of the Company’s deferred tax assets are as follows:

	December 31,

	2000	2001

	(In thousands)
Deferred tax liabilities:
Prepaid assets	$178	$177
Property and equipment	—	558
Intangible assets acquired in Adaptive Telecom stock acquisition	2,147	1,337

Total deferred tax liabilities	2,325	2,072

Deferred tax assets:
Net operating loss carryforwards	45,944	60,155
Research and development tax credit carryforwards	2,495	3,198
Accrued expenses and reserves	1,178	4,131
Other	1,622	1,889

Total deferred tax assets	51,239	69,373

	48,914	67,301
Less valuation allowance	(48,914)	(67,301)

Net deferred taxes	$—	$—

11.     Commitments

Leases and Notes Payable

      The Company leases its facilities under noncancelable operating lease agreements that expire on various dates through 2006. The Company leases some of its equipment under noncancelable capital leases that expire on various dates through 2003.

      The Company headquarters in Redmond, Washington are under an operating lease that expires on May 31, 2005. The Company, at its option, may extend the term of this lease for two successive periods of five years each. The option must be elected 12 months prior to the expiration of the initial lease term. In connection with this arrangement, the Company has issued letters of credit to the landlord aggregating $2.5 million.

METAWAVE COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following is a summary of future minimum payments under capital leases and operating leases, including the principal facility, that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2001:

	Capital	Operating	Notes
	Leases	Leases	Payable

	(In thousands)
2002	$1,867	$2,523	$866
2003	1,468	2,184	—
2004	—	1,947	—
2005	—	957	—
2006	—	35	—

	3,335	$7,646	$866

Less interest	244

	3,091
Less current portion	1,823

	$1,268

      Rental expense for operating leases was $2.0 million, $2.1 million and $2.3 million for the years ended December 31, 1999, 2000 and 2001, respectively.

Other Commitments

      As of December 31, 2001 the Company had materials purchase commitments of approximately $6.0 million, including $4.2 million accrued for as explained in Note 1.

12.     Net Loss Per Share

      Basic and diluted net loss per share is calculated using the weighted average number of shares of common stock outstanding; less restricted common stock subject to vesting. The effect of stock options, warrants and convertible and redeemable preferred stock has not been included in the calculation of diluted net loss per share as their effect is antidilutive. Securities not included in loss per share calculations were 2,996,997 in 1999, 5,609,530 in 2000 and 21,490,176 in 2001.

13.     Retirement Plan

      The Company has a salary deferral 401(k) plan for its employees. The plan allows employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the Internal Revenue Service. The plan also allows the Company to make a matching contribution, subject to limitations. To date, the Company has made contributions totaling $0, $0 and $0.3 million to the plan for the years ended December 31, 1999, 2000 and 2001, respectively.

14.     Related-Party Transactions

      Powerwave Technologies, Inc. (“Powerwave”), a publicly held company, whose chief executive officer is a director of the Company, is one of the Company’s suppliers. The Company’s purchases from Powerwave totaled $6.4 million, $13.5 million and $11.2 million in 1999, 2000 and 2001, respectively.

      In November 2000, the Board authorized a secured loan of $1.0 million to an executive of the Company at an annual rate of 6.15%. The loan was paid in full in 2001.

METAWAVE COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Revenues and Operations

      Revenues from customers representing more than 10% of annual sales in each year were as follows:

	Year Ended December 31,

	1999	2000	2001

Alltel Communications Inc. (U.S.)	65.7%	—	36.5%
Grupo Iusacell S.A. de C.V. (Mexico)	26.0%	33.4%	31.3%
Verizon Wireless (U.S.)	—	60.2%	27.4%

      At December 31, 2001, accounts receivable from Alltel Communications Inc., Grupo Iusacell and Verizon were $6.9 million, $1.5 million and $3.0 million, respectively.

16.     International Operations

      Metawave sells its smart antenna systems and services throughout the world, and operates in a single industry segment. While expenses for sales and marketing activities are incurred in various geographical regions, substantially all of Metawave’s assets are located and the majority of its operating expenses are incurred at its corporate headquarters. Revenue information by geographic region is the only segment information presented as follows:

	Year Ended December 31,

	1999	2000	2001

	(In thousands)
United States	$16,717	$33,480	$23,627
Mexico	5,879	17,601	11,626
Other	—	1,696	1,219

Total	$22,596	$52,777	$36,472

      Property and equipment, net, in China and Taiwan at December 31, 2001 was approximately $1.2 million. The remainder of the Company’s property and equipment is in the United States.

17.     Allowance for Doubtful Accounts

	Balance at	Charges	Deductions from	Balance at
	Beginning	to Costs and	Costs and	End of
Description	of Period	Expenses	Expenses	Period

	(In thousands)
Year Ended December 31, 2001	$45	$257	$(75)	$227
Year Ended December 31, 2000	908	100	(963)	45
Year Ended December 31, 1999	693	215	—	908

18.     Quarterly Financial Data (Unaudited)

      The following table presents the results of operations for each of the four quarters in 2001 and 2000. This unaudited quarterly information has been prepared on the same basis as the annual financial information and, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. A variety of factors may lead to significant fluctuations in the Company’s quarterly results of operations. As a result, the Company’s results of operations for any quarter are not necessarily indicative of results for any future period. Loss per common

METAWAVE COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share amounts will not necessarily equal the total for the year.

					Basic and
		Gross			Diluted
		Profit			Net Loss
	Revenue	(Loss)	Net Loss		Per Share

	(In thousands)
2000 Quarters
First	$9,126	$2,032	$(7,948	)(1)	$(3.09	)(1)
Second	11,645	3,546	(6,256)		(0.24)
Third	14,153	3,421	(18,323)		(0.48)
Fourth	17,853	5,888	(16,244)		(0.38)
2001 Quarters
First(2)	$10,009	$692	$(21,467)		$(0.50)
Second	8,521	(4,284)	(23,963)		(0.54)
Third(2)	5,221	1,903	(15,300)		(0.31)
Fourth	12,721	(14,333)	(32,287)		(0.65)

(1)	The first quarter 2000 amounts exclude the cumulative effect on prior years of the change in accounting principle which amounted to $0.8 million and $0.02 per share, respectively, and was recorded effective the first day of 2000.

(2)	During March 2002, the Company announced a restatement of its 2001 results for the first and third quarters due to the Company identifying unauthorized commitments made in Asia. The restatement eliminated the revenue and accounts receivable related to these Asian companies and recorded the inventory as consigned inventory and cash received as deposits. The table above reflects the impact of this restatement, which was as follows (in thousands):

	First Quarter	Third Quarter

Revenue reduction	$1,558	$5,587
Cost of revenue reduction	1,111	3,882
Gross profit reduction	447	1,705
Net loss increase	447	1,705
Basic and diluted net loss per share increase	(0.01)	(0.03)
Inventory increase	1,111	3,882
Accounts receivable decrease	1,558	4,807
Deposits from Asian companies increase	—	1,558

19.     Restructuring and Other Special Charges

      During October 2001, the Company approved a restructuring plan to, among other things, reduce its workforce, consolidate facilities and introduce new products. Restructuring charges of $1.7 million were recorded in 2001 to provide for these actions and other related items. The charges are included in cost of goods sold ($0.5 million) and general and administrative expenses ($1.2 million). The activities were largely completed by the end of 2001. The December 31, 2001 accrual is not material.

METAWAVE COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summerizes charges recorded during 2001 for restructuring activities and asset write-downs (in thousands) :

		Reversal of
		Deferred Stock	Total
	Charges	Compensation	Charges

Restructuring	$2,600	$(1,337)	$1,263
Other asset write-downs	470	—	470

Total	$3,070	$(1,337)	$1,733

20.     Legal Proceedings

      Beginning on March 18, 2002, a number of class action lawsuits have been filed against the Company and current and former officers of the Company in the United States District Court for the Western District of Washington. The complaints were filed on behalf of persons who purchased common stock between April 2001 and March 2002. The complaints allege that the Company made false and misleading statements or omissions in violation of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, and seek unspecified compensatory damages and other relief. Additional lawsuits could be filed by other persons, including the investors that purchased of securities directly from the Company as discussed in Note 8.

      On November 6, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors, as well as against the underwriters who handled the Company’s April 26, 2000 initial public offering of common stock. The complaint was filed on behalf of persons who purchased common stock during the time period beginning on April 26, 2000 and ending on December 6, 2000. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the assertion that there was undisclosed compensation received by the underwriters in connection with the Company’s initial public offering.

      The Company intends to vigorously defend against these lawsuits. The Company has insurance policies that it believes are sufficient to cover potential liabilities arising from these lawsuits. The results of litigation proceedings are inherently unpredictable, however, and the Company is unable to provide assurance regarding the outcome of these complaints or possible damages that may be incurred. The uncertainty associated with these substantial unresolved lawsuits could seriously harm the Company’s business and financial condition and affect its ability to continue operations as a going concern. In particular, the continued defense of the lawsuits could result in the diversion of management’s time and attention away from business operations, which could harm the Company’s business. Moreover, although the Company is unable to determine the amount, if any, that may be required to be paid in connection with the resolution of these lawsuits by settlement or otherwise, any such payment could seriously harm the Company’s financial condition and affect its ability to continue business operations. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

21.     Subsequent Events

      In March of 2002, the Company decided upon a restructuring plan to discontinue the SpotLight GSM product, reduce its workforce and consolidate facilities. After evaluation of the market, it was determined that the SpotLight GSM product did not have sufficient customer demand to continue with the product. While this decision was made based on market conditions in the first quarter of 2002, it was determined that these market conditions impaired the carrying value of the inventory and fixed assets associated with the product as of December 31, 2001. Accordingly, a provision of $18.1 million for the write down of these assets was made in the year ended December 31, 2001.

      The Company expects to record charges of approximately $23 million relating to this restructuring, $18.1 million of which was recorded in 2001. The Company expects to record the remaining charges of approximately $4.9 million, related to employee severance, facilities shutdown, the termination of third party relationships and other costs, in the first and second quarters of 2002.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

      Part III is incorporated herein by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held June 6, 2002, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s 2001 fiscal year.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents filed as part of this Report:

(1) Financial Statements — all consolidated financial statements of the Company as set forth under Item 8 of this Report.

(2) Financial Statement Schedule included in note 17.

(3) Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Description

2.1(a)	Amended and Restated Agreement and Plan of Merger between the Registrant and Adaptive Telecom, Inc. dated as of September 20, 2000.
3.1(b)	Certificate of Incorporation of the Registrant.
3.2(b)	Bylaws of the Registrant.
3.3(b)	Seventh Amended and Restated Certificate of Incorporation of the Registrant.
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of the Registrant.
4.1(b)	Form of Stock Certificate.
10.1(b)	Form of Indemnification Agreement.
10.2(b)	1995 Stock Option Plan, as amended.
10.3(b)	1998 Stock Option Plan, as amended.
10.4(b)	2000 Employee Stock Purchase Plan.
10.5(b)	1998 Amended and Restated Directors’ Stock Option Plan.
10.6(b)	Series E Preferred Stock Purchase Agreement dated April 28, 1999.
10.7(b)	Fifth Amended and Restated Investors Rights Agreement dated April 28, 1999 by and among the Registrant and certain holders of the Registrant’s capital stock.
10.8(b)	Lease for Willow Creek Corporate Center dated September 29, 1997 by and between the Registrant and Carr America Realty Corporation.
10.9†(b)	Purchase Agreement dated March 4, 1998 by and between the Registrant and ALLTEL Supply Inc.
10.10(b)	Loan Agreement dated October 14, 1997 by and between Registrant and Imperial Bank, and amendments thereto.
10.11†(b)	Manufacturing Agreement between the Registrant and Powerwave Technologies, Inc. dated as of September 3, 1998.
10.12†(b)	Purchase Agreement between the Registrant and GTE Wireless Incorporated dated as of September 8, 1998.

Exhibit
Number	Description

10.13†(b)	Value Added Reseller Agreement between the Registrant and CommVerge Solutions (Asia), Inc. dated as of December 4, 1999.
10.14†(b)	Purchase Agreement between the Registrant and AirTouch Support Services, Inc. dated as of January 1, 2000.
10.15†(b)	Purchase Agreement between the Registrant and Grupo IUSACELL S.A., de C.V. dated as of December 17, 1999.
10.16†(b)	Purchase Agreement between the Registrant and Cellco, L.P., dba Bell Atlantic dated as of December 20, 1999.
10.17(b)	2000 Stock Option Plan.
10.18†(c)	Amendment No.1 dated August 16, 2000 to Supply Agreement between the Registrant and Grupo IUSACELL S.A.
10.19(c)	Registration Rights Agreement dated September 21, 2000 by and between the Registrant and the Shareholders of Adaptive Telecom, Inc.
10.20(c)	Adaptive Telecom, Inc. 1997 Stock Plan.
10.21(d)††	Development and Technology License Agreement dated February 8, 2001 by and between the Registrant and Samsung Electronics Co., Ltd.
10.22(e)	Asset Purchase Agreement dated April 1, 2001 between the Registrant and Viasystems, Inc.
10.23(e)	Manufacturing Agreement dated April 1, 2001 between the Registrant and Viasystems, Inc.
10.24(f)	2001 Nonstatutory Stock Option Plan
10.25(g)	Purchase Agreement between the Registrant and Acqua Wellington North American Equities Fund Ltd. dated June 14, 2001.
10.26(g)	Purchase Agreement between the Registrant and Acqua Wellington North American Equities Fund Ltd. dated June 22, 2001.
10.27(h)	Purchase Agreement between the Registrant and Acqua Wellington North American Equities Fund Ltd. dated June 27, 2001.
10.28(i)	Purchase Agreement between the Registrant and Acqua Wellington North American Equities Fund Ltd. dated August 9, 2001.
10.29(j)	Purchase Agreement between the Registrant and Acqua Wellington North American Equities Fund Ltd. dated August 15, 2001.
10.30(j)	Purchase Agreement between the Registrant and Acqua Wellington North American Equities Fund Ltd. dated August 24, 2001.
10.31(k)	Purchase Agreement between the Registrant and Vertical Ventures LLC dated August 30, 2001.
10.32(k)	Addendum to Purchase Agreement between the Registrant and Vertical Ventures LLC dated September 6, 2001.
10.33(l)	Purchase Agreement between the Registrant and to Pine Ridge Financial, Ltd. dated September 18, 2001.
10.34(l)	Purchase Agreement between the Registrant and Acqua Wellington North American Equities Fund Ltd. dated September 21, 2001.
10.35(m)	Preferred Stock and Warrant Purchase Agreement dated as of November 30, 2001 among the Registrant, Oak Investment Partners X, Limited Partnership, and Oak X Affiliates Fund, Limited Partnership, including Exhibits A and B thereto.
10.36††	Supply Agreement between the Registrant and Crown Castle dated February 26, 2002.
21.1	List of the Company’s Subsidiaries.
23.1	Consent of Arthur Andersen LLP, Independent Public Accountants.
23.2	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (Included in the signature page to this Annual Report on Form 10-K).
99.1	Letter regarding Arthur Andersen LLP representation.

(a)	Previously filed as an exhibit to the Form 8-K filed with the Commission by the Registrant on October 5, 2000, and incorporated herein by reference.

(b)	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-30568, originally filed with the Commission on February 17, 2000, as subsequently amended, and incorporated herein by reference.

(c)	Previously filed as an exhibit to the Registrant’s registration statement on Form S-1, File No. 333-48976, originally filed with the Commission on October 31, 2000, as subsequently amended, and incorporated herein by reference.

(d)	Previously filed as an exhibit to the Form 10-K filed with the Commission by the Registrant on March 30, 2001, and incorporated herein by reference.

(e)	Previously filed as an exhibit to the Form 10-Q filed with the Commission by the Registrant on May 15, 2001, and incorporated herein by reference.

(f)	Previously filed as an exhibit to the Registrant’s registration statement on Form S-8, File No. 333-63062, originally filed with the Commission on June 14, 2001, and incorporated herein by reference.

(g)	Previously filed as an exhibit to the Form 8-K filed with the Commission by the Registrant on June 26, 2001, and incorporated herein by reference.

(h)	Previously filed as an exhibit to the Form 8-K filed with the Commission by the Registrant on July 2, 2001, and incorporated herein by reference.

(i)	Previously filed as an exhibit to the Form 8-K filed with the Commission by the Registrant on August 17, 2001, and incorporated herein by reference.

(j)	Previously filed as an exhibit to the Form 8-K filed with the Commission by the Registrant on August 28, 2001, and incorporated herein by reference.

(k)	Previously filed as an exhibit to the Form 8-K filed with the Commission by the Registrant on September 14, 2001, and incorporated herein by reference.

(l)	Previously filed as an exhibit to the Form 8-K filed with the Commission by the Registrant on September 27, 2001, and incorporated herein by reference.

(m)	Previously filed as an exhibit to the Form 8-K filed with the Commission by the Registrant on December 4, 2001, and incorporated herein by reference.

†	Confidential treatment has been granted with respect to certain portions of this Exhibit which has been filed separately with the Commission.

††	Confidential treatment has been requested with respect to certain portions of this Exhibit which has been filed separately with the Commission

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

5. Report on Form 8-K, as filed with the SEC on August 28, 2001, reporting the private placement of common stock to Acqua Wellington North America Equities Fund Ltd.

6. Report on Form 8-K, as filed with the SEC on September 14, 2001, reporting the private placement of common stock to Vertical Ventures LLC.

7. Report on Form 8-K, as filed with the SEC on September 27, 2001, reporting the private placement of common stock to Acqua Wellington North America Equities Fund Ltd. and Pine Ridge Financial, Ltd.

8. Report on Form 8-K, as filed with the SEC October 4, 2001, reporting revised third quarter expectations.

9. Report on Form 8-K, as filed with the SEC on December 4, 2001, reporting the private placement of preferred stock and preferred stock warrants to Oak Investment Partners.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 15, 2002.

METAWAVE COMMUNICATIONS CORPORATION

By:	/s/ ROBERT H. HUNSBERGER

Robert H. Hunsberger
President, Chief Executive Officer
and Chairman of the Board

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Robert H. Hunsberger and Larry R. Scheer, and each of them, as such person’s true and lawful attorney-in-fact, with full power of substitution, and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as such person might or could do in person, hereby ratify and confirming all that said attorneys-in-fact and agents, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT H. HUNSBERGER Robert H. Hunsberger	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 11, 2002

/s/ LARRY R. SCHEER Larry R. Scheer	Vice President of Finance (Principal Financial and Accounting Officer)	April 15, 2002

/s/ DOUGLAS O. REUDINK Douglas O. Reudink	Director	April 14, 2002

Bandel L. Carano	Director	April , 2002

Bruce C. Edwards	Director	April , 2002

/s/ DAVID R. HATHAWAY David R. Hathaway	Director	April 11, 2002

Signature	Title	Date

/s/ SCOT B. JARVIS Scot B. Jarvis	Director	April 15, 2002

/s/ JENNIFER GILL ROBERTS Jennifer Gill Roberts	Director	April 11, 2002

/s/ DAVID A. TWYVER David A. Twyver	Director	April 11, 2002