Form 10-Q
period 2002-03-31
METAWAVE COMMUNICATIONS CORP
filed 2002-05-14
CIK 1028361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

The number of shares outstanding of the registrant's common stock as of May 10, 2002 was 51,670,127.

	METAWAVE COMMUNICATIONS CORPORATION FORM 10-Q For the Quarter Ended March 31, 2002 INDEX
PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements
	Consolidated Balance Sheets - March 31, 2002 and December 31, 2001	1
	Consolidated Statements of Operations - Three months ended March 31, 2002 and 2001	2
	Consolidated Statements of Cash Flows - Three months ended March 31, 2002 and 2001	3
	Notes to Consolidated Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosure of Market Risk	20

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 6.	Exhibits and Reports on Form 8-K	22
Signature		23
Index to Exhibits		24

PART I. Financial Information
Item 1. Financial Statements
METAWAVE COMMUNICATIONS CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands)
	March 31,	December 31,
	2002	2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 24,903	$ 33,026
Accounts receivable, net	3,064	11,371
Inventories	4,372	5,111
Prepaid expenses and other assets	6,306	9,079
Total current assets	38,645	58,587
Property and equipment, net	2,600	3,323
Goodwill, net	35,205	59,205
Other intangibles, net	3,880	4,297
Other noncurrent assets	63	143
Total assets	$ 80,393	$ 125,555

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 7,714	$ 15,477
Other current liabilities	8,215	8,347
Accrued compensation	2,635	2,914
Current portion of notes payable and capital lease obligations	2,490	2,689
Total current liabilities	21,054	29,427
Notes payable and capital lease obligations less current portion	975	1,268
Total liabilities	22,029	30,695

Commitments and contingencies

Convertible preferred stock, $.0001 par value:
Authorized shares - 10,000,000 at March 31, 2002 and December 31, 2001; Issued and outstanding shares - 84,782 at March 31, 2002 and December 31, 2001, and warrants. Liquidation preference $20,000 plus pro rata with common stockholders to $40,000	20,000	20,000

Stockholders' equity:
Common stock, $.0001 par value, and paid-in capital:
Authorized shares - 150,000,000 at March 31, 2002 and December 31, 2001; Issued and outstanding shares - 51,670,127 and 51,662,687 at March 31, 2002 and December 31, 2001, respectively	340,778	340,776
Deferred stock compensation	(936)	(1,430)
Accumulated other comprehensive income	104	30
Accumulated deficit	(301,582)	(264,516)
Total stockholders' equity	38,364	74,860
Total liabilities and stockholders' equity	$ 80.393	$ 125,555

See accompanying notes to consolidated financial statements.

METAWAVE COMMUNICATIONS CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except earnings per share and share data) (Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues	$ 6,167	$ 10,009
Cost of revenues	4,164	9,278
Gross profit	2,003	731
Operating expenses:
Research and development	3,878	7,890
Sales and marketing	3,276	3,417
General and administrative	2,215	4,494
Impairment of goodwill	24,000	-
Amortization of intangibles and goodwill	417	4,906
Total operating expenses	33,786	20,707
Loss from operations	(31,783)	(19,976)
Other income (expense), net	(31)	407
Interest expense	(74)	(138)
Other income (expense), net	(105)	269
Net loss from continuing operations	(31,888)	19,707
Net loss from discontinued operations	(5,178)	1,721
Net loss	$ (37,066)	$ (21,428)
Basic and diluted net loss per share from continuing operations	$ (0.62)	$ (0.46)
Basic and diluted net loss per share from discontinued operations	(0.10)	(0.04)
Basic and diluted net loss per share	$ (0.72)	$ (0.50)
Weighted average shares used in computation of basic and diluted net loss per share	51,365	43,031

See accompanying notes to consolidated financial statements.

METAWAVE COMMUNICATIONS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands, except earnings per share and share data) (Unaudited)

	Three Months Ended March 31,
	2002	2001
Continuing Operations:

Operating Activities
Net loss from continuing operations	$ (31,888)	$ (19,707)
Adjustments to arrive at cash provided by operating activities:
Depreciation and amortization expense	788	5,631
Amortization of deferred stock compensation	464	3,854
Loss on impairment of goodwill	24,000	-
Loss on disposal of fixed assets	-	44
Loss on impairment of certain assets	554	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	7,954	2,059
Decrease (increase) in inventories	219	(5,108)
Decrease (increase) in prepaids and other noncurrent assets	3,147	(988)
Increase (decrease) in accounts payable, accrued liabilities,
and accrued compensation	(5,990)	210
Increase (decrease) in deferred revenues	(2,480)	396
Net cash used in operating activities	(3,232)	(13,609)

Investing Activities
Net proceeds from sale of inventory and fixed assets	-	7,964
Purchases of equipment	(369)	(763)
Net cash provided by (used in) investing activities	(369)	7,201

Financing activities
Net proceeds from exercise of common stock options	3	954
Principal payments on notes payable and capital lease obligations	(804)	(870)
Net cash provided by financing activities	(801)	84

Net (decrease) increase in cash and cash equivalents	(4,402)	(6,324)
Effect of exchange rate changes on cash	190	(142)
Cash and cash equivalents used for continuing operations	$ (4,212)	$ (6,466)
Cash used for discontinued operations	(3,911)	(1,396)
Cash and cash equivalents at beginning of period	33,026	37,921
Cash and cash equivalents at end of period	$ 24,903	$ 30,059

Noncash transactions and supplemental disclosures
Cash interest paid	67	125
Note receivable from manufacturing outsourcing	-	2,690

See accompanying notes to consolidated financial statements.

METAWAVE COMMUNICATIONS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	Description of the Business

Metawave Communications Corporation, a Delaware corporation (the "Company"), headquartered in Redmond, Washington, provides smart antenna solutions to wireless operators, tower providers and base station manufacturers facing capacity constraints and performance issues in the wireless communications industry. The Company believes that its smart antenna systems improve overall network performance by increasing capacity, improving or maintaining network quality, reducing network operating costs and better managing network infrastructure. Our smart antenna systems are designed to allow wireless network operators, tower providers and base station manufacturers to address wireless network challenges, allowing them to more cost-effectively keep pace with growth in subscriber rates and minutes of use and increased demand for digital voice and data services. Our technologies are designed to be implemented in a variety of market segments in the worldwide wireless communications industry and currently support various CDMA, GSM, third generation (3G) and analog standards.

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

Pursuant to Rule 10-01(d) of Regulation S-X, the accompanying consolidated financial statements must be reviewed by our independent auditors. Since our prior auditors elected to not stand for re-election at our 2001 Annual Meeting, the financial statements have not been reviewed. Once our new independent auditors are retained they will review these statements, as well as our subsequent interim reports, and we will disclose any changes to these statements that occur as a result of that review in our next quarterly report.

          The Company uses a 52-week fiscal year ending on the Sunday closest to December 31. The 2001 fiscal year ended on December 31, 2001, with each of the fiscal quarters representing a 13-week period. The first quarter of 2002 ended on March 31, 2002. For convenience of presentation, all fiscal periods in these financial statements are treated as ending on a calendar month end.

3.	Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results may differ from those estimates. Significant estimates include the allowance for bad debt, inventory valuation and impairment of assets.

4.	Revenue Recognition

          Revenues consist of sales to end-users. Our sales agreements do not provide a right of return. Sales of our products to end-users are recognized when title to the system and risk of loss is transferred to the customer and all customer acceptance conditions, if any, have been satisfied, and collection is probable. The Company defers that portion of equipment revenue that is billable after completion of installation and optimization services.

          Service revenues, generally for installation and optimization, are recognized when the services have been performed and all customer acceptance conditions, if any, have been satisfied. Our maintenance contract revenues are deferred and recognized ratably over the term of the agreement (which is typically one year). Revenues from our nonrecurring engineering contracts are recognized based on the percentage-of-completion method.

5.	Manufacturing Outsourcing Arrangement

          During the first quarter of 2001, the Company entered into an exclusive, five-year supply agreement with Viasystems Group, Inc. ("Viasystems") to outsource substantially all of its manufacturing operations to Viasystems. Viasystems is a leading global provider of electronics manufacturing services.

          Under provisions of our Manufacturing Agreement with Viasystems, the Company may not cancel any portion of an accepted purchase order, binding forecast or forecast affecting long-lead inventory without Viasystems' written approval. If approval is given then the Company must pay Viasystems for 100% of the excess inventory ordered by the Company. Viasystems is obligated to use commercially reasonable efforts to mitigate the potential amount due to Viasystems from the Company pursuant to this provision.

          In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations,'' and SFAS No. 142, "Goodwill and Other Intangible Assets.'' SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142, effective January 1, 2002, resulted in the discontinuation of amortization of goodwill; however, the Company tested goodwill for impairment in the first quarter of 2002, which resulted in a charge of $24.0 million. Any future impairment could have an adverse effect on the future results of operations if impairment occurs.

          In August 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires a single accounting model for the impairment or disposal of long lived assets. SFAS No. 144 is effective for financial statements after December 15, 2001. Under SFAS No. 144, the results of operations of our GSM SpotLight system operating unit have been classified as discontinued operations on the Consolidated Statement of Operations.

7.	Inventories
		March 31, 2002	December 31, 2001
(In thousands)
	Materials and Components	$ 3,419	$ 3,449
	Trial Units	-	585
	Completed Systems	953	1,077
		$ 4,372	$ 5,111

8.	Net Loss Per Share

          Basic and diluted net loss per share is calculated using the weighted average number of shares of common stock outstanding; less restricted common stock subject to vesting. The effect of stock options, warrants and convertible preferred stock has not been included in the calculation of diluted net loss per share as their effect is antidilutive. Securities not included in the loss per share calculation were 19,260 and 6,691 in 2002 and 2001, respectively.

9.	International Operations

          The Company sells its smart antenna systems and services throughout the world, and operates in a single industry segment. While expenses for sales and marketing activities are incurred in various geographical regions, substantially all of the Company's assets are located, and the majority of its operating expenses are incurred at its corporate headquarters. Revenue information by geographic region is the only segment information presented as follows:

		Three Months Ended March 31,
		2002	2001
		(In thousands)
	United States	$ 5,648	$ 4,069
	Mexico	519	5,653
	Korea	-	287
	Total	$ 6,167	$ 10,009
10.	Restricted Cash

          The Company has $4.5 million and $4.4 million of restricted cash as of March 31, 2002 and December 31, 2001, respectively. The cash is restricted to support letters of credit associated with leases in the United States and short term notes in China.

11.	Restructuring and Other Special Charges

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

          The company expects to record charges of approximately $23 million relating to this restructuring, $18.1 million of which was recorded in 2001 and $4.4 million, related to employee severance, facilities shutdown, the termination of third party relationships and other costs, which was recorded in the first quarter of 2002. The Company expects to record the remaining charges of approximately $0.5 million in the second quarter of 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document

Forward-Looking Statements

          Certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe harbors created by this law. You generally can identify these statements by our use of forward-looking words such as "plans," "estimates," "believes," "expects," "may," "will," "should" or "anticipates" or the negative or other variations of such terms or comparable terminology, or by discussion of the strategy that involves risks and uncertainties. We often use these types of statements when discussing our plans and strategies, our anticipation of revenues from the markets for our services and products, our anticipated capital expenditures, operations support systems or change in regulatory requirements and other statements contained in this report regarding matters that are not historical facts.

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

Critical Accounting Policies and Estimates

          Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, restructuring costs, and contingencies and litigation. Management bases these estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

          Revenues consist of sales to end-users. Our sales agreements do not provide a right of return. Sales of our products to end-users are recognized when title to the system and risk of loss is transferred to the customer and all customer acceptance conditions, if any, have been satisfied, and collection is probable. We defer that portion of equipment revenue that is billable after completion of installation and optimization services.

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

Allowance for Bad Debts

          We periodically analyze our allowance trade accounts receivable to estimate the potential impact of bad debts. Although we consider the allowance for bad debts adequate as of quarter end, there can be no assurance that these allowances will be adequate over time to cover ultimate loses in connections with bad debts.

Inventories

          Inventories, which are composed materials and components, trial units and completed systems, are valued at the lower of cost (first in, first out) or market. On a periodic basis, we compare the amount of inventory on hand and under commitment with our latest forecasted requirements to determine whether write-downs for excess or obsolete inventory are required. Although we consider the amounts on hand at quarter-end to be realizable, there can be no assurance that these amounts will prove to be realizable over time.

Goodwill and Patents

          Goodwill and patents are stated at cost. Amortization of patents is provided using the straight-line method over the estimated useful life of three to five years for financial statement purposes. The adoption of Statement of Financial Accounting Standard No. 142, effective January 1, 2002, resulted in our discontinuation of amortization of goodwill. We are required to test goodwill for impairment on a periodic basis or whenever events or changes in circumstances indicate that the carrying amount of the goodwill may be impaired. As of March 31, 2002 we have determined that the carrying value of goodwill related to the acquisition of ATI in 2000 has been impaired and we took a $24 million impairment charge based on this assessment.

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

Overview

          The global wireless telecommunications industry continued to experience a very challenging period during the first quarter of 2002, during which business activity continued to contract. Due to the recent global economic slowdown, our customers are facing slowing revenue growth, reduced access to capital and the need to carefully manage their cash flow and profitability. In response to these challenges, our customers are reducing capital expenditures and rethinking their plans to expand their networks. As a result, we have experienced lower revenues during 2002 as compared with prior periods. If capital investment levels continue to decline, or if the telecommunications market improves at a slower pace than we anticipate, our revenues and profitability will continue to be adversely affected. In light of the changes to the wireless telecommunications industry we have realigned our business to better match the opportunities presented by the market.

          During the prior year, we announced new products that we believe will expand our market base to tower and base station operators in addition to our traditional customers. SmartShare(TM) Antenna Sharing Solution is our new antenna sharing solution that allows multiple wireless operators, who may operate at different frequencies, to share a single set of antenna panels at a cell site. Wireless network operators benefit from this arrangement because it will provide access to more cell sites in areas where tower space is limited. SmartShare will provide operators with the flexibility to independently define and optimize antenna patterns to fit their particular needs. SmartShare enables tower operators to take advantage of shared antenna economies by accommodating more operators on their towers and by offering multiple operators a premium position on the tower. In February 2002, we signed an agreement with Crown Castle to develop and supply our SmartShare products for use in their tower locations.

          Our SmartCell product uses our proprietary Cell Sculpting(TM) technology that enables a wireless network operator to "sculpt" or shape a cell's coverage pattern in a way that delivers greater performance, capacity and coverage benefits than off-the-shelf sector antennas. Cell Sculpting technology is used to determine an optimal pattern for a cell site, which is then captured in a personality module that is installed at the back of each antenna panel. Unlike the fixed patterns of conventional sector antennas, SmartCell allows wireless network operators to change antenna patterns by swapping out the personality module. Our SmartCell solution is designed to be compatible with base stations operating in the cellular and PCS frequency bands.

          We have also developed embedded adaptive smart antenna solutions, which have been field tested to demonstrate CDMA (IS-95) system performance enhancements. The same solutions can be applied to CDMA2000 and WCDMA. Our embedded solutions increase network capacity by utilizing fully adaptive beam forming techniques that track individual mobile subscribers, and hence reduce interference from surrounding mobile users and base stations. A significant capacity increase has been demonstrated in field experiments in an actual operating cellular environment. Our embedded adaptive smart antenna solutions are compatible with 3G wireless infrastructures. In February 2001, we entered into an agreement with Samsung to embed our adaptive smart antenna technology into some of their base stations. Our embedded adaptive smart antenna solutions can be applied in CDMA2000 and WCDMA networks.

          In March of 2002 we decided upon and announced a restructuring plan to discontinue the SpotLight GSM product, reduce our workforce and consolidate facilities. After evaluation of the market, we determined that the SpotLight GSM product did not have sufficient customer demand to continue with the product. While this decision was made based on market circumstances in the first quarter of 2002, we determined that the discontinuance of the SpotLight GSM product impaired the carrying value of the inventory and other assets associated with the product as of December 31, 2001. Accordingly, a provision for the write down of these assets was made in the year ended December 31, 2001.

          We expect to record charges of approximately $23 million relating to this restructuring, $18.1 million of which was recorded in 2001and $4.4 million of which was recorded in the first quarter of 2002. We expect to record the remaining charges of approximately $0.5 million, related to employee severance, facilities shutdown and other costs, in the second quarter of 2002.

Results of Operations

Revenues

          Revenues consist of sales to wireless operators and are recognized as described in "Critical Accounting Policies and Estimates." Our contract terms, including pricing and acceptance criteria, if any, typically vary depending upon the order. Consequently, our revenues may vary from quarter to quarter depending on the length of the sales cycle and the applicable contract terms for the installation and optimization of the product. As a result of recent mergers and consolidations in the wireless industry, we expect that a limited number of customers will account for a substantial percentage of our revenues for the foreseeable future. In the first quarter of 2002, Verizon (20.5%) and ALLTEL (71.1%) accounted for 91.6% of our total revenues.

          The Company operates in one material segment as a manufacturer of wireless telecommunications equipment. While certain expenses for sales, marketing and maintenance activities are incurred in various geographical regions, the majority of the Company's assets are located, and the majority of the Company's operating expenses are incurred in the U.S.

          Revenues were $6.2 million in the first quarter of 2002 and $10.0 million in the first quarter of 2001, a decrease of 38.0%. This decrease was primarily due to a general slowdown in the worldwide economy and spending by wireless telecommunications companies. We believe a recovery in capital spending may not occur until 2003.

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

          Cost of revenues as a percent of revenue was 67.5% in the first quarter of 2002 and 92.7% in the first quarter of 2001. Cost of revenues as a percentage of sales in the first quarter of 2002 decreased from the first quarter of 2001 due to the recording of a $1.2 million inventory charge for excess and obsolete inventory and product enhancements during the first quarter of 2001 and changes in the product mix from the first quarter of 2001 to the first quarter of 2002.

Research and Development

          Our research and development expense consists principally of salaries, related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of our products. We expense all of our research and development costs as incurred. We believe that continued investment in research and development is critical to achieving our strategic product development and cost reduction objectives. However, due to our restructuring efforts in 2001 and 2002, including the discontinuation of our SpotLight GSM product, we expect research and development expenses to decrease in 2002 as compared to prior periods.

          Research and development expense decreased 50.6% to $3.9 million for the first quarter of 2002 from $7.9 million for the first quarter of 2001. The decrease in research and development expense was primarily due to our restructuring efforts in 2001 and the first quarter of 2002, including the discontinuance of the SpotLight GSM product.

Sales and Marketing

          Our sales and marketing expense consists of salaries, sales commissions and expenses for personnel engaged in marketing, sales and field service support for new installations and installed base, as well as promotional expenditures. We believe that these expenses will decrease in the future as a result of restructuring efforts in 2001 and 2002. Sales and marketing expense decreased 2.9% to $3.3 million for the first quarter of 2002 from $3.4 million in the first quarter of 2001. The decrease was primarily due to staff reductions and operational improvements made as a part of our restructuring efforts in 2001 and the first quarter of 2002.

General and Administrative

          Our general and administrative expense consists primarily of salaries and personnel related expenses, recruiting and relocation expenses, professional and consulting fees, insurance premiums and other corporate expenses. Due to our restructuring efforts in 2001 and 2002 we expect general and administrative costs to decrease in the future. General and administrative expense was $2.2 million in the first quarter of 2002 and $4.9 million in the first quarter of 2001, a decrease of 55.1%. The decrease was primarily due to our restructuring efforts in 2001 and the first quarter of 2002.

Loss on Impairment of Goodwill

          As of March 31, 2002, we determined that our recorded Goodwill had been impaired under the provisions of SFAS 142. As a result, we recorded a $24.0 million loss on impairment of intangible assets in the first quarter of 2002.

Other Income and Expenses

          Our other income and expenses are composed primarily of investment income and interest expense on our outstanding leases and notes. Our investments are composed primarily of money market funds and commercial paper with maturities of three months or less. Other expenses for the first quarter of 2002 were $105,000 as compared to other income in 2001 of $269,000. Other income/expense has decreased in 2002 from prior periods due to lower market returns and lower overall cash balances during 2002. We anticipate that investment income will continue to fluctuate with our overall cash position.

Loss from Discontinued Operations

          Loss from discontinued operations includes the results of our discontinued GSM SpotLight operating unit. Loss from discontinued operations in the first quarter of 2002 was $5.2 million as compared to $1.7 million in the first quarter of 2001, an increase of 205.8%.

Liquidity and Capital Resources

          Our cash and short-term investment portfolio totaled $24.9 million at March 31, 2002. Our investments are composed primarily of money market funds and commercial paper with a maturity of three months or less to minimize interest rate risk and facilitate rapid deployment for immediate cash needs. The Company has $4.5 million of restricted cash as of March 31. The cash is restricted to support letters of credit associated with leases in the United States and short term notes in China.

          As of March 31, 2002, we did not have any off-balance sheet arrangements.

          We lease our facilities under noncancelable operating lease agreements that expire on various dates through 2005. We lease certain equipment under noncancelable capital leases that expire on various dates through 2003.

          The operating lease for our headquarters in Redmond, Washington expires on May 31, 2005. We may, at our option, extend the term of this lease for two successive periods of five years each. The option to extend must be elected 12 months prior to the expiration of the initial lease term. In connection with this arrangement, we have issued letters of credit to the landlord aggregating $2.5 million.

          Total purchase orders and other noncancelable purchase commitments outstanding at March 31, 2002 were approximately $2.5 million.

          For the three months ended March 31, 2002, we used net cash in operating activities of $4.7 million compared to $13.6 million during the same period in 2001. In three months ended March 31, 2002, our operating activities included uses of cash to fund our net loss of $31.9 million, increased inventories of $1.2 million, a decrease in accounts payable and accrued liabilities of $6.0 million and a decrease in deferred revenue of $2.5 million. We partially offset cash uses with a decrease of accounts receivable of $7.9 million, a decrease of $3.1 million in prepaid and other non current assets, non-cash charges to depreciation and amortization of $0.8 million, stock compensation expenses of $0.5 million, the write-off of SpotLight GSM inventory and other related assets of $0.6 million and a $24.0 million impairment of goodwill. For the three months ended March 31, 2001, our operating activities included uses of cash to fund our net loss of $19.7 million, increased inventories of $5.1 million and a decrease in accounts payable and accrued liabilities of $1.0. We partially offset cash uses with decrease in accounts receivable of $2.1 million, increases in accounts payable and accrued liabilities of $0.2 million, an increase in deferred revenues of $0.4 million, non-cash charges to depreciation and amortization of $5.6 million and stock compensation expenses of $3.9 million.

          Our net cash used in investing activities for the three months ended March 31, 2002 was $0.4 million as compared to net cash provided of $7.2 million for the three months ended March 31, 2001. Net cash used in investing activities was primarily for the purchase of testing equipment, leasehold improvements, and customer support equipment to support our research and development and our customers. During the 2001 we received approximately $8.0 million in payment for inventory and fixed assets pursuant to the manufacturing agreement with Viasystems.

          Our net cash used for financing activities for the three months ended March 31, 2002 was $0.8 million compared to $0.1 million for the three months ended March 31, 2001. Net cash used for financing activities was primarily principle payments on notes payable and capital lease obligations.

          Our primary requirements for working capital over the next twelve months are to fund our operations, including spending on research and development, restructuring outlays and capital expenditures. We believe that the primary source of funds will be from operations and current working capital. In the past we have used private placement sales of stock to help fund our cash requirements. We do not believe that such offerings will be required over the next twelve months. Instead, we believe projected sales, the lowering of the number of days our sales are outstanding and the continued liquidation of our inventory over the next twelve months will be sufficient to fund our cash requirements.

          This assumption may be adversely effected based on the ongoing sales of our products and our continued relations with our customers. We may require additional funds in the future to support our working capital requirements or for other purposes, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financings as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable to our stockholders or us when we may require it. Any inability to obtain needed financing by us could have a materially adverse effect on our business and operating results.

Risks Related to Our Business

Capital Spending Patterns of Wireless Network Operators and Tower Operators

          We rely on wireless network operators and tower operators to purchase our products and services. Any substantial decrease or delay in capital spending patterns in the industry would negatively affect our revenues, which could cause our stock price to decline. The demand for our products and services depends, to a significant degree, on the magnitude and timing of capital spending by these operators for constructing, building or upgrading their systems or tower portfolios. Due to the current volatility of the financial markets and slowdown in the global economy many of our customers may find it increasingly difficult to predict demand for their products and services. As a result, many of our customers continue to reduce and postpone the expansion or upgrade of their wireless networks or tower portfolios, the development of new technologies and products for both wireless and tower operators, and the demand for shared tower applications which has reduced, or can reduce, the demand for our products and services. The capital spending patterns of our customers depends on a variety of factors outside of our control, including access to financing, overall financial health, the status of federal, local and foreign government regulation and deregulation, changing standards for wireless technology, overall demand for wireless services, competitive pressures, and general economic conditions. Further, in certain circumstances the financial health of our customers could adversely affect their ability to pay for our products and services in addition to affecting their demand for such products and services. In addition, capital-spending patterns in the wireless industry can be subject to some degree of seasonality, with lower levels of spending in the first calendar quarter, based on annual budget cycles.

Market Acceptance Uncertainties

          Our products may fail to achieve market acceptance among potential customers. For example, our SpotLight GSM systems did not achieve market acceptance in Asia, causing us to discontinue the product line in 2002. In light of the rapidly evolving nature of the wireless communications industry, we cannot predict with any degree of assurance whether our future products will achieve broad market acceptance. In February 2002, we signed an agreement with Crown Castle to develop and supply our SmartShare products. In the first quarter of 2001, we signed an agreement with Samsung to embed our adaptive smart antenna technology into some of their base stations. Our future growth is dependent in part upon the acceptance and success of our embedded smart antenna solutions and products like SmartCell and SmartShare. Given the early stage of development of these products, we cannot predict whether they will achieve market acceptance. If our products do not achieve market acceptance among potential customers, our business and operating results may be harmed.

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

          In addition, efficient digital technologies and enhancements to these technologies are expected to provide increased capacity and, therefore, may be substitutes for our products. The large wireless infrastructure equipment providers listed above also offer these digital technologies and various enhancements. We believe that our smart antenna technologies can be compatible with these digital technologies and their various enhancements. Our technology, and its ability to enhance capacity, is additive to the capacity enhancement provided by these digital technologies. Customers, however, may delay or cancel deployment of our smart antenna systems while they deploy these more efficient digital technologies and other enhancements. For more information on the competitive risks facing us, please see "Business - Competition."

Securities Class Action Litigation

          A number of class action lawsuits have been filed against us and current and former officers of the Company in the United States District Court for the Western District of Washington. The complaints were filed on behalf of persons who purchased our common stock between April 2001 and March 2002. The complaint alleges that the Company made false and misleading statements or omissions in violation of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, and seek unspecified compensatory damages and other relief.

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

          We intend to vigorously defend against these complaints. The results of litigation proceedings are inherently unpredictable, however, and we are unable to provide assurance regarding the outcome of these complaints or possible damages that may be incurred. The uncertainty associated with these substantial unresolved lawsuits could harm our business and financial condition. In addition, negative developments with respect to the lawsuits or the investigation could cause our stock price to decline. Moreover, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits by settlement or otherwise, any such payment could harm our financial condition.

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

          In addition, as a result of our adoption of a change to our revenue recognition policy (see note 1 to our financial statements), we will defer revenues for that portion of the revenue derived from that system until the installation and optimization services are completed. These delays could contribute to fluctuations in our revenues from quarter to quarter and negatively affect our cash flow and business operations. Moreover, delays in installation may contribute to delays in obtaining new sales orders from customers as customers' inventory of uninstalled products systems increase. A significant reduction in order activity from customers could harm our business and operating results.

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

Current Financial Results do not Predict Future Results

          Because of the uncertain nature of the rapidly changing wireless market we serve and the high fixed costs we incur in the short term, period-to-period comparisons of operating results are not likely to be meaningful. In addition, you should not rely on the results for any period as an indication of future performance. Factors that may cause our quarterly results to fluctuate include:

     *     gain or loss of significant customers;

     *     our ability to increase sales to our existing customers;

     *     delays in customer orders;

     *     our ability to reduce manufacturing costs of our smart antenna systems;

     *     our ability to introduce and successfully market new smart antenna systems and embedded solutions;

     *     introduction and enhancement of competitive or substitute products by our competitors;

     *     limitations in our manufacturing capacity; and

     *     delays or changes in regulatory environments.

Concentration of Customers

          Due to the highly concentrated nature of the wireless industry and the recent industry consolidation, we depend on a limited number of wireless network operators for substantially all of our revenues from our SpotLight product. The loss of a customer or a delay in an order from a customer could impair our operating results. Additionally, the loss of a customer or a delay in payment by a customer could adversely affect our cash flow. We believe that the number of potential customers for future SpotLight systems sales will be limited. In the first quarter of 2002, two SpotLight customers accounted for 91.6% of our total revenues. In addition, we anticipate that sales of our SmartShare and SmartCell products and our embedded solutions will be to a limited number of customers. Currently, we have signed only one agreement to develop our embedded solutions for use in a base station manufacturer's products, and only one agreement to develop and sell SmartShare to a tower operator. Failure to retain these customers could cause our operating results to be significantly less than anticipated and lead to a decline in our stock price. Moreover, due to this customer concentration, any loss or reduced demand from our customers could cause our sales to fall significantly.

Retention of Qualified Personnel

          The success of our business depends upon the continued contributions of each of our key technical and senior management personnel, each of whom would be difficult to replace. We have not entered into employment agreements with any of our employees other than severance arrangements with Robert H. Hunsberger, Richard P. Henderson and Gary Flood and an employment arrangement that includes severance arrangements, with Shimon Scherzer. Except for Mr. Scherzer, we have not entered into any non-competition agreements with any of our employees. We will also need to attract and retain qualified engineering, financial, manufacturing, quality assurance, sales, marketing and customer support personnel to ensure our future success. Competition for such personnel, particularly qualified engineers, is intense. In addition, the unpredictability of the wireless communications market, the volatility of the economic markets and the reduction in demand for our products caused us to reduce our workforce. These recent layoffs may make it more difficult to recruit qualified personnel when needed. The loss of any key employee, the failure of any key employee to perform in his or her current position, our inability to attract and retain skilled employees as needed or the inability of our officers and key employees to expand, train and manage our employee base could limit our ability to expand and become profitable.

Potential Impairment of our Goodwill and Intangible Assets

          The adoption of SFAS No. 142, effective January 1, 2002, resulted in our discontinuation of amortization of goodwill; however, we are required to test goodwill for impairment periodically and upon the occurrence of certain events. We had no impairment of goodwill upon adoption, however, during the first quarter of 2002, we tested for impairment due to the significant drop in market capitalization, which resulted in a charge against earnings of $24.0 million for the first quarter of 2002. We have a remaining balance of $36.1 million recorded in goodwill and intangibles that are subject to these provisions, any impairment of which could have an adverse effect on the future results of operations.

Limited Number of Suppliers

          We rely on Viasystems Group, Inc. to manufacture our SpotLight products pursuant to a five-year supply agreement. Under the agreement, Viasystems is responsible for supplier and commodity management and the assembling and testing of finished systems from the components and subassemblies purchased from outside suppliers. We anticipate that we will also depend on a single supplier to manufacture our SmartShare and SmartCell antenna components. In addition, some of the other parts and components used in our products are available from a limited number of sources, such as linear power amplifiers supplied by Powerwave Technologies, Inc. and antenna panels from Decibel Products, a division of Allen Telecom Inc. The reliance on these sole or limited source suppliers involves certain risks and uncertainties, including the possibility of a shortage or discontinuation of certain key components or the financial health and continued operations of the supplier. Any reduced availability of these parts or components when required could materially impair the ability to manufacture and deliver our products on a timely basis and result in the cancellation of orders, which could significantly harm our business and operating results.

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

          In addition, our customers' operations in the US are subject to extensive federal, state and local regulations. For example, on the local level, our customers must obtain zoning approval from local authorities to place antennas on their towers. Delays in obtaining these approvals could delay installation of our products, and thus delay revenues. See "Delays in Product Installation and End-User Sales" for more information. To the extent that our customers are delayed in deploying their wireless systems as a result of existing or new standards or regulations, we could experience delays in orders. Any delay could contribute to fluctuations in our results of operations.

          Governments currently limit the amount of spectrum each carrier is allowed in any market. Any increase in spectrum allowance by governments may adversely affect us. See "Business - Government Regulation" for more information regarding the governmental control and approval of our business.

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

Going Concern Consideration

          At December 31, 2001, our independent auditors' report, as prepared by Arthur Andersen LLP and dated April 3, 2002, which appears in our 2001 Form 10-K, includes the following explanatory paragraph:

           "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the financial statements, uncertainties regarding asserted and potential unasserted claims exist that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 20. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern."

Risks Related to Our Stockholders

Potential for Nasdaq Delisting

          Our stock has traded below $1.00 for over 30 consecutive trading days. On April 29, 2002, we received notice from Nasdaq that we need to comply with the $1.00 minimum bid requirement for continued listing on the Nasdaq National Market for 10 consecutive trading days by July 25, 2002, or be moved to, and traded on, the Nasdaq SmallCap Market. We believe the Company currently meets all listing requirements of the Nasdaq National Market, except the $1.00 minimum bid price. If our stock listing is transitioned to the Nasdaq SmallCap Market, we would have up to 180 days from April 29, 2002 to trade above $1.00 per share for 30 consecutive trading days. If we fail to do that, we would be delisted from Nasdaq and would most likely be quoted on the OTC Bulletin Board. If our stock is removed from the Nasdaq National Market or the Nasdaq SmallCap Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. Additionally, our stock may be subject to "penny stock" regulations.

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

Management and a Few Large Stockholders Beneficially Own a Substantial Portion of our Stock

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

          Entities affiliated with one stockholder hold all of the outstanding shares of our Series A preferred stock and are entitled to elect one member of the board of directors. For a more detailed description of the risk associated with the outstanding Series A preferred stock, see the next risk factor titled "Preferred stock with preferential rights."

Preferred Stock with Preferential Rights

          The Company has 84,782 shares of Series A Preferred Stock and warrants to purchase an aggregate of 42,391 shares of Series A Preferred Stock outstanding. The shares are convertible to common stock at a ratio of 100 shares of common stock for each share of preferred stock. The Series A preferred stock has liquidation preferences and price-based antidilution protection. The liquidation preferences provide that upon any liquidation, sale or change of control of Metawave, holders of the Series A preferred stock will be entitled to receive the amount invested prior and in preference to any distribution to holders of Metawave's common stock. After the foregoing preference, holders of Series A preferred stock shall also participate with holders of the common stock in any distribution until the holders of Series A preferred stock have received three times their original investment amount in the aggregate. Thereafter, the holders of common stock shall receive the remaining funds; provided, however, that if holders of Series A preferred stock would have received more on an as-converted basis, the holders will be treated as if they had converted the shares of preferred stock into common stock whether or not the conversion had actually occurred. Subject to certain exceptions and limitations, and conditioned on the approval of the holders of a majority of the outstanding common stock, the price-based antidilution protection will provide that, so long as the Series A preferred stock is outstanding, if we issue securities at a common stock equivalent price of less than $2.359, then the conversion price of the outstanding Series A preferred stock will be adjusted to be equal to the price at which such security was sold. The Series A stockholders also have registration rights. We must register the shares of common stock to be received upon conversion of the Series A preferred stock upon the earlier of eighteen months after the closing date of the financing or expiration of sales restrictions on the Series A preferred stock. Additionally, the holders of the Series A preferred stock have the right to designate a member to the board of directors.

Raising Additional Capital

          During 2001, we raised $21.2 million through sales of common stock and $20.0 million through the sale of Series A Preferred Stock and Warrants. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our operating expenses working capital and capital expenditure requirements through at least the next 12 months. Thereafter, we may need to raise additional funds. We may have to raise funds even sooner in order to fund growth, to develop new or enhanced services or products, to respond to competitive pressures, to acquire complementary products, businesses or technologies or otherwise to respond to unanticipated requirements. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. If we raise capital through debt financing, we may be forced to accept restrictions affecting our liquidity, including restrictions on our ability to incur additional indebtedness or pay dividends. We cannot assure you that additional financing will be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our ongoing operations and growth, take advantage of unanticipated acquisition opportunities, develop or enhance products and services or respond to competitive pressures. This inability could seriously harm our business and results of operations.

Charter and Anti-takeover Provisions.

          Our Board of Directors has the authority to issue up to 9,872,827 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Metawave without further action by the stockholders and may adversely affect the voting and other rights of the holders of our common stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Metawave, which could have an adverse effect on the market price of our stock. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our Board of Directors. Similarly, state laws in Washington related to corporate takeovers may prevent or delay a change of control of Metawave.

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

          We intend to vigorously defend against these complaints. The results of litigation proceedings are inherently unpredictable, however, and we are unable to provide assurance regarding the outcome of these complaints or possible damages that may be incurred. The uncertainty associated with these substantial unresolved lawsuits could seriously harm our business and financial condition and affect our ability to continue operations as a going concern. In particular, the continued defense of the lawsuits could result in the diversion of our management's time and attention away from business operations, which could harm our business. In addition, negative developments with respect to the lawsuits or the investigation could cause our stock price to decline significantly. Moreover, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits by settlement or otherwise, any such payment could seriously harm our financial condition and affect our ability to continue business operations as a going concern. Our independent accountants have issued a "going concern" opinion in their report on our financial statements for the year ended December 31, 2001, citing the uncertainties regarding these legal proceedings and the resulting potential damages if the proceedings are successful. Accordingly, the uncertain outcome of these proceedings raises doubt about our ability to continue as a going concern.

          Metawave has been advised that the staff of the Securities and Exchange Commission (the "Commission") is conducting an informal inquiry of the facts and circumstances surrounding the restatement of its quarterly results for the first three quarters of 2001 and the revision of its annual results for 2001. The events prompting the restatement and revision to 2001 results are more fully detailed in the Company's recent annual report on Form 10-K, filed April 15, 2002, and current report on Form 8-K, filed March 15, 2002. Metawave intends to cooperate fully with the Commission's informal inquiry.

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

(b)                   Reports on Form 8-K

    Report on Form 8-K, as filed with the SEC on March 14, 2002, reporting the discontinuation of our GSM SpotLight product line, the restructuring of operations and the revision of certain 2001 quarterly results.

    Report on Form 8-K, as filed with the SEC on April 22, 2002, announcing that the Company and its independent accountant, Arthur Andersen LLP ("Andersen"), mutually agreed that Andersen would not stand for re-election for the 2002 audit and quarterly reviews.

    Report on Form 8-K/A, as filed with the SEC on May 8, 2002, announcing that Andersen elected not to stand for re-election for the 2002 audit and quarterly reviews.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 14, 2002	METAWAVE COMMUNICATIONS CORPORATION
/s/ Larry R. Scheer Larry R. Scheer Vice President of Finance (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number
3.1*	Certificate of Incorporation of the Registrant.
3.2*	Bylaws of the Registrant.
4.1*	Form of Stock Certificate.

                      ____________

*     Previously filed as an exhibit to Registrant's registration statement on Form S-1, File No. 333-30568, originally filed with the Commission on February 17, 2000, as subsequently amended, and incorporated herein by reference.