Form 10-Q/A
period 2001-09-30
METAWAVE COMMUNICATIONS CORP
filed 2002-07-18
CIK 1028361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to ____

Commission file number 0-24673

METAWAVE COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	91-1673152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10735 Willows Road NE, Redmond, WA	98052
(Address of principal executive offices)	(Zip Code)

(425) 702-5600
(Registrant’s telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The number of shares outstanding of the registrant’s common stock as of November 13, 2001 was 51,660,851.

METAWAVE COMMUNICATIONS CORPORATION

FORM 10-Q/A

For the Quarter Ended September 30, 2001

PART I. Financial Information

Item 1. Financial Statements

METAWAVE COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,147	$37,921
Accounts receivable, net	18,639	21,533
Inventories	16,233	17,022
Note receivable	4,571	—
Prepaid expenses and other assets	4,471	2,448

Total current assets	60,061	78,924
Property and equipment, net	6,346	6,642
Goodwill, net	63,181	75,109
Other intangibles, net	4,421	6,308
Other noncurrent assets	261	1,372

Total assets	$134,270	$168,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,550	$17,568
Accrued liabilities	3,377	2,604
Accrued compensation	3,813	2,478
Current portion of notes payable and capital lease obligations	2,778	2,914
Deferred revenues	1,158	719

Total current liabilities	25,676	26,283
Notes payable and capital lease obligations less current portion	1,261	2,542

Total liabilities	26,937	28,825

Commitments
Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 10,000,000 at September 30, 2001 and December 31, 2000; Issued and outstanding shares — none	—	—
Common stock, $.0001 par value:
Authorized shares - 150,000,000 at September 30, 2001 and December 31, 2000; Issued and outstanding shares - 51,537,247 and 43,483,300 at September 30, 2001 and December 31, 2000, respectively	341,749	321,451
Deferred stock compensation	(3,360)	(11,591)
Accumulated other comprehensive income	(152)	(155)
Accumulated deficit	(230,904)	(170,175)

Total stockholders’ equity	107,333	139,530

Total liabilities and stockholders’ equity	$134,270	$168,355

See accompanying notes to consolidated financial statements.

METAWAVE COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share and share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Revenues	$5,221	$14,153	$23,751	$34,924
Cost of revenues	3,318	10,731	25,440	25,925

Gross profit	1,903	3,422	(1,689)	8,999
Operating expenses:
Research and development	8,219	16,215	28,117	29,402
Sales and marketing	2,945	3,371	8,886	8,247
General and administrative	1,361	2,366	8,362	4,813
Amortization of intangibles and goodwill	4,455	499	13,815	499

Total operating expenses	16,980	22,451	59,180	42,961

Loss from operations	(15,077)	(19,029)	(60,869)	(33,962)

Other income (expense), net	(8)	886	673	1,896
Interest expense	(215)	(179)	(533)	(463)

Other income (expense), net	(223)	707	140	1,433

Net loss before cumulative effect of change in accounting principle	(15,300)	(18,322)	(60,729)	(32,529)
Cumulative effect on prior years of change in accounting principle	—	—	—	(764)

Net loss	$(15,300)	$(18,322)	$(60,729)	$(33,293)

Basic and diluted net loss per share before cumulative effect of change in accounting principle	$(0.31)	$(0.48)	$(1.33)	$(1.45)
Cumulative effect on prior years of change in accounting principle	—	—	—	$(0.03)

Basic and diluted net loss per share	$(0.31)	$(0.48)	$(1.33)	$(1.48)

Weighted average shares used in computation of basic and diluted net loss per share	49,201	38,330	45,634	22,420

See accompanying notes to consolidated financial statements.

METAWAVE COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except earnings per share and share data)
(Unaudited)

	Nine Months Ended September 30,

	2001	2000

Operating Activities
Net loss	$(60,729)	$(33,293)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation and amortization expense	16,452	2,766
In-process research and development	—	10,400
Amortization of deferred stock compensation	5,843	2,486
Proceeds from insurance recovery	2,268	—
Other	55	(1)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,545	(7,981)
Increase in inventories	(12,642)	(5,527)
Increase in prepaids and other noncurrent assets	(132)	(2,319)
Increase in accounts payable, accrued liabilities, and accrued compensation	144	9,505
Decrease in deferred revenues	(105)	(520)

Net cash used in operating activities	(46,301)	(24,484)

Investing Activities
Net proceeds from sale of inventory and fixed assets	7,964	(2,500)
Purchases of equipment	(4,350)	(1,081)
Other	230	—

Net cash provided by (used in) investing activities	3,844	(3,581)

Financing activities
Proceeds from issuance of common stock	21,644	58,880
Net proceeds from exercise of common stock options	980	444
Principal payments on notes payable and capital lease obligations	(2,002)	(2,327)

Net cash provided by financing activities	20,622	56,997

Net (decrease) increase in cash and cash equivalents	(21,835)	28,932
Effect of exchange rate changes on cash	61	(55)
Cash and cash equivalents at beginning of period	37,921	20,165

Cash and cash equivalents at end of period	$16,147	$49,042

Noncash transactions and supplemental disclosures
Capital lease obligations incurred to purchase assets	$—	$1,531
Noncash conversion of preferred stock to common stock	—	143,945
Noncash conversion of preferred warrants to common stock warrants	—	157
Deferred stock compensation	—	19,882
Noncash issuance of common stock for acquisition	—	93,436
Noncash issuance of common stock options for acquisition	—	1,022
Cash interest paid	588	369
Note receivable from manufacturing outsourcing	4,473	—

See accompanying notes to consolidated financial statements.

METAWAVE COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business

Metawave Communications Corporation, a Delaware corporation (the “Company”), headquartered in Redmond, Washington, provides smart antenna systems and embedded solutions to wireless network operators facing capacity constraints in the wireless communications industry. The Company’s SpotLight smart antenna systems improve the reception and transmission of radio signals dynamically through the use of the Company’s proprietary software and hardware designs. The Company believes that wireless operators can increase overall network capacity, improve or maintain network quality, reduce network operating costs and better manage network infrastructure by implementing the SpotLight systems. The Company has also developed embedded solutions and shared infrastructure products based on proprietary technologies that address the associated network capacity problems faced by wireless network operators.

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

During the first quarter of 2001, we entered into an exclusive, five-year supply agreement with Viasystems Group, Inc. (“Viasystems”) to outsource substantially all of our manufacturing operations to Viasystems. Viasystems is a leading global provider of electronics manufacturing services. Under the terms of the agreement, Viasystems has purchased approximately $11.4 million of fixed assets and inventory to date. As part of the purchase price, we accepted a $4.5 million note receivable due based on sales to the Company by Viasystems.

5.	Long-Lived Assets

We continually evaluate revenues and costs related to our long-lived assets, principally goodwill, from our third quarter 2000 acquisition of Adaptive Telecom, Inc. The impact of current market conditions may, in the future, erode the value of long-lived assets and could result in an impairment charge.

6.	New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that more likely than not would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

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

7.	Inventories

	September 30, 2001	December 31, 2000

	(In thousands)
Purchased parts	$1,132	$11,038
Subassemblies	2,645	3,752
Finished goods	12,456	2,232

	$16,202	$17,022

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

	(Unaudited)
	(In thousands, except per share data)
Net loss	$(15,300)	$(18,322)	$(60,729)	$(33,293)

Weighted average shares outstanding:
Common Stock	49,201	38,330	45,634	22,420
Convertible and redeemable preferred stock	—	—	—	12,455

Pro forma weighted average shares outstanding	49,201	38,330	45,634	34,875

Basic and diluted net loss per share before cumulative effect of change in accounting principle	$(0.31)	$(0.48)	$(1.33)	$(1.45)

Cumulative effect on prior years of change in accounting principle	$—	$—	$—	$(0.03)

Pro forma net loss per share	$(0.31)	$(0.48)	$(1.33)	$(0.95)

10.	Business Segments

The Company operates in one material segment as a manufacturer of wireless telecommunications equipment. While certain expenses for sales and marketing activities are incurred in various geographical regions, substantially all of the Company’s assets are located, and the majority of the Company’s operating expenses are incurred, at the corporate headquarters. Revenue information by geographic region is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

	(In thousands)		(In thousands)
United States	$3,765	$10,408	$13,795	$21,330
Mexico	954	3,381	8,952	12,959
China	—	—	—	603
Peru	—	332	—	—
Russia		32		32
Korea	502	—	1,004	—

Total	$5,221	$14,153	$23,751	$34,924

11.	Sale of Capital Stock

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

On May 15, 2001, the Company’s facility in Taipei, Taiwan was destroyed by fire. As a result of the fire, the Company incurred property losses of approximately $3.2 million. To date, the Company has recovered $2.2 million from insurance proceeds and currently expects recovery of the remaining $1.0 million loss.

13.	Subsequent Events

In October 2001, the Company announced a restructuring program to introduce new products. The restructuring program includes a worldwide workforce reduction, consolidation of excess facilities and other charges. As a result of the restructuring program, the Company expects to record restructuring costs of approximately $3.0 million in the forth quarter of fiscal 2001. Cash expenditures relating to the workforce reduction will be substantially paid on the forth quarter of fiscal 2001.

14.	Restatement

During March 2002, the Company announced a restatement of its 2001 results for the first three quarters due to the Company identifying unauthorized commitments made in Asia. The restatement eliminated the revenue and accounts receivable related to these Asian companies and recorded the inventory as consigned inventory and cash received as deposits. The table below reflects this restatement (in thousands):

	First Quarter	Third Quarter

Revenue reduction	$1,558	$5,587
Cost of revenue reduction	1,111	3,882
Gross profit reduction	447	1,705
Net loss increase	447	1,705
Basic and diluted loss per share increase	(0.01)	(0.03)
Inventory increase	1,111	3,882
Accounts receivable decrease	1,558	4,807
Deposits from Asian companies increase	—	1,558

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe harbors created by this law. You generally can identify these statements by our use of forward-looking words such as “plans,” “estimates,” “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative or other variations of such terms or comparable terminology, or by discussion of the strategy that involves risks and uncertainties. We often use these types of statements when discussing our plans and strategies, our anticipation of revenues from the markets for our services and products, our anticipated capital expenditures, operations support systems or change in regulatory requirements and other statements contained in this report regarding matters that are not historical facts.

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

     Our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, you should carefully consider various factors that might cause actual results to differ materially from stated expectations. Please see the “Factors Affecting Our Business Prospects and Operating Results” below and the various risks outlined in our filings with the Securities and Exchange Commission from time-to-time.

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

     Our revenues are derived primarily from sales of our SpotLight systems, which includes the sale of hardware and the licensing of software, and from related installation and optimization services. We believe that substantially all of our revenues in the near and medium term will be derived from sales of our SpotLight systems. In the second quarter of 2001, we extended an agreement with Verizon Wireless to continue supplying Verizon with SpotLight systems. In October 2001, we announced an alliance with Lucent to increase the capacity of Code Division Multiple Access (CDMA) and CDMA2000 wireless networks by integrating the Lucent Flexent™ CDMA Modular Cell base station with Metawave’s Spotlight 2200 system in order to simplify the sharing of traffic load between sectors and cells to increase the overall traffic that can be carried by the network.

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

     Beginning in 2001, the Company began research and development efforts for the SmartShare™ and SmartCell™ smart antenna products which utilize proprietary cell sculpting technology. Our cell sculpting technology enables an operator to “sculpt” or shape a cell’s coverage pattern in a way that delivers greater capacity and performance benefits than that of off-the-shelf antennas. The SmartShare product allows multiple service providers to share a single antenna system while allowing each wireless network operator to independently optimize their coverage patterns. SmartShare also improves network performance by allowing wireless operators to implement cell coverage patterns that can be optimized for each particular cell site. The SmartShare product is designed for use by cell tower companies that typically have requirements to support multiple wireless operators on a single tower structure. In October 2001, we announced the signing of a letter of intent with a leading tower company to enter into a purchase agreement for SmartShare.

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

     During March of 2002 the Company identified unauthorized commitments related to SpotLight GSM sales made to companies in Asia. As a result of these commitments, the Company has restated its quarterly results for the first three quarters of 2001 and has revised its annual results for 2001 with respect to $7.1 million of revenue. Please refer to note 14 of the consolidated financial statements for additional discussion regarding this matter.

Results of Operations — For the Three Months and the Nine Months Ended September 30, 2001 and 2000

Revenues:

     Net revenue for the third quarter of 2001 decreased 63.4% to $5.2 million from $14.2 million for the third quarter of 2000. Net revenue for the nine months ended September 30, 2001 decreased 31.8% to $23.8 million from $34.9 million for the nine months ended September 31, 2000. The decrease was primarily due to a general slowdown in the U.S. economy and spending by telecommunications companies. Our two largest customers in the third quarter of 2001 accounted for 42.6.4% and 26.5% of our revenues, respectively. International sales of our systems for the three and nine months ended September 30, 2001 accounted for 52.3% and 47.5%, respectively, of total revenues as compared to 24.7% and 37.9% of total revenues in for the three and nine months ended September 30, 2000, respectively.

Gross Profit:

     Gross profit for the third quarter of 2001 decreased $1.5 million to a gross profit of $1.9 million from a gross profit of $3.4 million in the third quarter of 2000. Gross profit for the nine months ended September 30, 2001 decreased $10.7 million to a gross loss of $1.7 million, from a gross profit of $9.0 million for the nine months ended September 30, 2000. The decrease in gross margin is primarily due to changes in product mix from 2000 to 2001. In addition, we recorded $5.4 million in inventory reserves for excess and obsolete inventory and product enhancements during the second quarter of 2001.

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

Sales and Marketing:

     Sales and marketing expense was $2.9 million for the third quarter in 2001, a decrease of 13% from $3.4 million over the comparable period in 2000. Sales and marketing expense increased 8% to $8.9 million for the nine months ended September 30, 2001 from $8.2 million in the same period in 2000. The increase was primarily due to staffing realignments and the offering of additional support services to customers in early 2001.

General and Administrative:

     Our general and administrative expenses consist primarily of salaries and benefits, fees for professional services, deferred compensation, rent and general office expenses. General and administrative expenses for the three months ended September 30, 2001 were $1.4 million, a decrease of 42% from $2.4 million for the three months ended September 30, 2000. The decrease was due to cost reduction efforts and reduced personnel costs during the period. General and administrative expenses for the nine months ended September 30, 2001 were $8.4 million, an increase of 74% from $4.8 million for the nine months ended September 30, 2000. The increase was primarily due an additional $5.8 million in amortization of deferred stock compensation from the acquisition of Adaptive Telecom, Inc.

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

Liquidity and Capital Resources

     For the nine months ended September 30, 2001, we used net cash in operating activities of $46.3 million compared to $24.5 million for the same period in 2000. For the nine months ended September 30, 2001, our operating activities included uses of cash to fund our net loss of $60.7 million, and increased inventory of $7.6 million (excluding the sale of certain assets to Viasystems). We partially offset cash uses with a decrease in accounts receivable of $2.5 million, proceeds from insurance recoveries of $2.3 million and non-cash charges to depreciation and amortization of $16.5 million and stock compensation expenses of $5.8 million.

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

     In August 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements after December 15, 2001. The Company is in the process of evaluating the financial statement impact, if any, of the adoption of SFAS No. 144.

Factors Affecting Our Business Prospects and Operating Results

Uncertainties Related to Market Acceptance

     We believe that substantially all of our revenues in the foreseeable future will be derived from sales of our SpotLight systems. We recently signed an agreement with Lucent Technologies to develop a Spotlight product which will be integrated into the Lucent Flexent base station, but any revenues derived from this product will not occur in the near term. If our SpotLight systems fail to achieve broad market acceptance among our customers and potential customers, or if the integration of Spotlight with Lucent Flexent is not successful, our revenues could fall below our and analysts’ expectations which could cause our stock price to decline. In light of the relatively recent introduction of our SpotLight systems, in particular our SpotLight GSM system and the rapidly evolving nature of the wireless communications industry, we cannot predict with any degree of assurance whether our current or future smart antenna systems will achieve broad market acceptance. We must demonstrate that our systems and embedded solutions provide a cost-effective spectrum management solution that expands wireless network operators’ capacity within each operator’s unique network configuration and specifications. If our smart antenna systems do not achieve widespread acceptance with wireless network operators, we will be unable to increase our revenues as expected and our business and operation results will be harmed.

     In the first quarter of 2001, we signed our first royalty bearing license agreement with Samsung to jointly develop a commercial base station, incorporating our embedded smart antenna technology for 2.5G and 3G CDMA networks. In addition, in October 2001, we announced a letter of intent with a tower company for the development of a shared infrastructure antenna product called SmartShare. Failure of our embedded smart antenna solutions either to successfully integrate with next generation base station equipment or to significantly enhance wireless voice and data capacity could significantly reduce demand for these solutions. Given the rapidly evolving nature of the wireless communications industry, we cannot predict whether our embedded smart antenna solutions or SmartShare product offerings will achieve broad market acceptance. Our future growth is dependent in part upon the acceptance and success of our embedded smart antenna solutions and products like SmartShare. If our these smart antenna solutions do not achieve widespread acceptance with wireless network operators, our prospects for future growth will be adversely affected.

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

Delays in System Installation

     We typically install our systems for customers at cell sites and commission them for commercial operation. Timely installation and commissioning of our systems are affected by a variety of factors not within our control. For example, customers may need to obtain zoning approvals for a new cell site building and tower before we may begin our installation process. With existing sites, if a customer chooses to upgrade to our high gain antennas, permits may also be required to place the antennas on the tower. In addition, the customer is responsible for preparing the cell site for our installation, including any electrical, air conditioning or tower cabling requirements. Customers often experience delays in obtaining the requisite permits and preparing the sites, which delays our ability to install and commission the systems. Several of our supply agreements provide that, in the event that the customer purchases installation and optimization services from us, we will invoice the services fees and a portion of the systems price upon completion of the services. Consequently, if installation and commissioning are delayed, payment from the customer will be delayed.

     In addition, as a result of our adoption of a change to our revenue recognition policy (see note 3 to our financial statements), we will defer revenues for that portion of the revenue derived from that system until the services are completed. These delays could contribute to fluctuations in our revenues from quarter to quarter and negatively affect our cash flow and business operations. Moreover, delays in installation may contribute to delays in obtaining new sales orders from customers as customers’ inventory of uninstalled Spotlight systems increase. A significant reduction in order activity from customers could harm our business and operating results.

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

International Market Risks

     Our substantial sales of our SpotLight systems and embedded solutions in international markets subject us to various risks and costs which may harm our business. We anticipate that international sales of our SpotLight and embedded systems in Asia, Latin America and other international markets will continue to account for a significant portion of our revenues for the foreseeable future. Risks and associated costs inherent in our international business activities include:

     •     difficulties obtaining foreign regulatory approval or U.S. export licenses for our smart antenna systems and embedded solutions and technologies;

     •     unexpected changes in regulatory requirements relating to the telecommunications industry;

     •     greater difficulties collecting delinquent or unpaid accounts;

     •     lack of suitable export financing for our SpotLight systems;

     •     dependence upon independent sales representatives and other indirect channels of distribution of our SpotLight systems and embedded solutions;

     •     political and economic instability in the regions where we sell our SpotLight systems and embedded solutions;

     •     enforceability of contracts with foreign customers and distributors governed by foreign laws; and

     •     lack of experienced technical personnel familiar with our products in foreign markets.

Concentration of Customers

     Due to the highly concentrated nature of the wireless industry and the recent industry consolidation, we depend on a limited number of wireless network operators for substantially all of our revenues. The loss of a customer or a delay in an order from a customer could impair our operating results. Additionally, the loss of a customer or a delay in payment by a customer could adversely affect our cash flow. We believe that the number of potential customers for future systems will be limited. In the third quarter of 2001, three customers accounted for 90.4% of our total revenues. Failure by us to retain these wireless network operators as customers could cause our operating results to be significantly less than anticipated and lead to a decline in our stock price. Moreover, due to this customer concentration, any loss or reduced demand from our customers could cause our sales to fall significantly.

Stock Price Volatility

     Our common shares have experienced, and may continue to experience, substantial price volatility, particularly as a result of variations between our actual or anticipated financial results and the published expectations of analysts and as a result of announcements by us. In addition, the stock market has experienced extreme price fluctuations that have affected the market price of many technology companies in particular and that have often been unrelated to the operating performance of these companies. A major decline in the capital markets generally, or in the market price of our securities, may negatively impact our ability to make future strategic acquisitions, raise capital, issue debt or convertible debt, or retain employees. These factors, as well as general economic and political conditions, may in turn have a material adverse effect on the market price of the Company’s common shares.

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

The continuing deterioration of the economy could harm the Company’s business

     The Company faces the risk of a continued decline in the economic environment, especially as it relates to the telecommunications sector. In this environment, customers may experience financial difficulty, cease operations or fail to budget for the purchase of the Company’s products and services. These adverse impacts, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing the Company to realize lower revenues and margins. We did not experience any direct impact from the September 11, 2001 terrorist attacks on the United States other than minor delays in certain material shipments due to disruptions in the air transportation system. These delays did not have a material impact on us. We are not able to estimate what the long-term impact these events will have on our customers, suppliers and market demand for our products. We may be exposed to risks which could include production delays or shutdowns due to terrorist attacks. Any reduction in demand or loss of customers could have a negative impact on our results of operations and future sales.

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

A class action lawsuit has purportedly been filed against us

     We and certain of our officers and directors are named as defendants in a purported class action complaint which has been filed allegedly on behalf of certain persons who purchased our common stock during the time period beginning on April 26, 2000 and ending on December 6, 2000. The complaint alleges violations of the Securities and Exchange Act of 1934. Primarily it alleges that there was undisclosed compensation received by our underwriters in connection with our initial public offering.

     We can provide no assurance as to the outcome of this matter. Any resolution of this matter in a manner adverse to us would have a material adverse affect on our financial position and results of operations. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting fro the initiation and continuation of any litigation or other proceeding could harm our ability to compete in the marketplace.

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

PART II. Other Information

Item 1. Legal Proceedings

     On September 6, 2001, a complaint was filed by Teledyne Industries against us in the Superior Court of California alleging breach of a manufacturing agreement dated April 26, 2000. Teledyne contends that we breached the agreement by canceling certain purchase orders for filters supplied to us by Teledyne and is seeking damages of $884,156.79 representing the value of finished assemblies and long-lead inventory plus attorneys’ fees and expenses. We believe we have meritorious defenses to such claims and that the outcome of this action will not harm us, but litigation is uncertain and we may not prevail in this suit. Teledyne has discontinued its filter business and Metawave and Viasystems Inc., which manufactures our products, currently have sufficient inventory of these filters for the foreseeable future. Moreover, we believe that other suppliers can provide these filters when needed and the discontinuation of our business relationship with Teledyne will not affect the production of our products.

     On November 6, 2001, a class action lawsuit was purportedly filed in the United States District Court for the Southern District of New York against us and certain of our officers and directors as well as against the underwriters who handled our April 26, 2000 initial public offering of common stock. The complaint was filed allegedly on behalf of persons who purchased our common stock during the time period beginning on April 26, 2000 and ending on December 6, 2000. The complaint alleges violations of the Securities and Exchange Act of 1933 and the Securities and Exchange Act of 1934 primarily based on the assertion that there was undisclosed compensation received by our underwriters in connection with our initial public offering.

     Although neither Metawave nor the individual defendants have filed an answer in this matter, Metawave believes that it and the individual defendants have meritorious defenses to the claims made in the complaint and intends to contest the lawsuit vigorously. However, there can be no assurance that we will be successful, and an adverse resolution of the lawsuits would have an adverse affect on our financial position and results or operation in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit, although we do not believe it will have a material adverse impact on our financial condition or results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Number

3.1*	Certificate of Incorporation of the Registrant.
3.2*	Bylaws of the Registrant.
4.1*	Form of Stock Certificate.

*	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-30568, originally filed with the Commission on February 17, 2000, as subsequently amended, and incorporated herein by reference.

(b)	Reports on Form 8-K

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

Date: July 18, 2002	METAWAVE COMMUNICATIONS CORPORATION

/s/ Larry R. Scheer Larry R. Scheer Vice President Finance (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number

3.1*	Certificate of Incorporation of the Registrant.
3.2*	Bylaws of the Registrant.
4.1*	Form of Stock Certificate.

*	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-30568, originally filed with the Commission on February 17, 2000, as subsequently amended, and incorporated herein by reference.