Form 10-Q
period 2002-06-30
METAWAVE COMMUNICATIONS CORP
filed 2002-08-14
CIK 1028361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]     No  [   ]

The number of shares outstanding of the registrant’s common stock as of August 8, 2002 was 51,664,842.

METAWAVE COMMUNICATIONS CORPORATION
FORM 10-Q

For the Quarter Ended June 30, 2002

PART I.  Financial Information

Item 1.  Financial Statements

METAWAVE COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,071	$28,851
Restricted cash	2,950	4,175
Accounts receivable, net	2,088	11,371
Receivable from Viasystems Group, Inc.	—	5,153
Inventories, net	4,435	5,111
Prepaid expenses and other assets	1,535	3,926

Total current assets	24,079	58,587
Property and equipment, net	2,485	3,323
Goodwill	35,205	59,205
Other intangibles, net	3,561	4,297
Other noncurrent assets	28	143

Total assets	$65,358	$125,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,044	$8,715
Payable to Viasystems Group, Inc. (net at June 30, 2002)	116	6,762
Other current liabilities	6,889	8,347
Accrued compensation	1,996	2,914
Current portion of notes payable and capital lease obligations	913	2,689

Total current liabilities	12,958	29,427
Notes payable and capital lease obligations less current portion	593	1,268

Total liabilities	13,551	30,695

Commitments and contingencies	—	—
Convertible preferred stock, $.0001 par value:
Authorized shares — 10,000,000 at June 30, 2002 and December 31, 2001; Issued and outstanding shares — 84,782 at June 30, 2002 and December 31, 2001, and warrants. Liquidation preference $20,000 plus pro rata with common stockholders to $40,000	20,000	20,000

Stockholders’ equity:
Common stock, $.0001 par value, and paid-in capital:
Authorized shares — 150,000,000 at June 30, 2002 and December 31, 2001; Issued and outstanding shares — 51,664,842 and 51,662,687 at June 30, 2002 and December 31, 2001, respectively	340,755	340,776
Deferred stock compensation	(611)	(1,430)
Accumulated other comprehensive income	144	30
Accumulated deficit	(308,481)	(264,516)

Total stockholders’ equity	31,807	74,860

Total liabilities and stockholders’ equity	$65,358	$125,555

See accompanying notes to consolidated financial statements.

METAWAVE COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share and share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenues	$4,174	$8,521	$10,342	$18,530
Cost of revenues	3,061	12,805	7,226	22,122

Gross (loss) profit	1,113	(4,284)	3,116	(3,592)
Operating expenses:
Research and development	2,729	8,645	6,990	16,535
Sales, marketing and customer operations	2,095	2,525	5,716	5,942
General and administrative	1,626	2,507	3,984	7,001
Impairment of goodwill	—	—	24,000	—
Amortization of intangibles and goodwill	417	4,455	834	9,361

Total operating expenses	6,867	18,132	41,524	38,839

Loss from operations	(5,754)	(24,416)	(38,408)	(42,431)

Other income (expense), net	(1)	274	(32)	681
Interest expense	(62)	(180)	(136)	(318)

Other income (expense), net	(63)	94	(168)	363

Net loss from continuing operations	(5,817)	(22,322)	(38,576)	(42,068)
Discontinued Operations
Net loss from disposal of GSM SpotLight related assets	(23)	—	(3,800)	—
Net loss from discontinued operations	(1,059)	(1,641)	(1,589)	(3,362)

Net loss from discontinued operations	(1,082)	(1,641)	(5,389)	(3,362)

Net loss	$(6,899)	$(23,963)	$(43,965)	$(45,430)

Basic and diluted net loss per share from continuing operations	$(0.11)	$(0.50)	$(0.75)	$(0.96)
Basic and diluted net loss per share from disposal of GSM SpotLight related assets	—	—	(0.07)	—
Basic and diluted net loss per share from discontinued operations	(0.02)	(0.04)	(0.03)	$(0.08)

Basic and diluted net loss per share	$(0.13)	$(0.54)	$(0.85)	$(1.04)

Weighted average shares used in computation of basic and diluted net loss per share	51,463	44,672	51,425	43,851

See accompanying notes to consolidated financial statements.

METAWAVE COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except earnings per share and share data)
(Unaudited)

	Six Months Ended June 30,

	2002	2001

Continuing Operations:
Operating Activities
Net loss from continuing operations	$(38,576)	$(42,068)
Adjustments to arrive at cash provided by operating activities:
Depreciation and amortization expense	1,434	10,855
Amortization of deferred stock compensation	760	5,227
Impairment of goodwill	24,000	—
Loss on disposal of certain assets	152	54
Changes in operating assets and liabilities:
Decrease in accounts receivable	9,821	3,712
Increase in inventories	(82)	(3,356)
Decrease (increase) in prepaids and other noncurrent assets	2,353	(751)
Decrease in accounts payable, accrued liabilities, and accrued compensation	(4,103)	(3,196)
Decrease in deferred revenues	(148)	(105)

Net cash used in operating activities	(4,389)	(29,628)

Investing Activities
Net proceeds from sale of inventory and fixed assets	—	7,964
Purchases of equipment and intangible assets	(457)	(832)

Net cash provided by (used in) investing activities	(457)	7,132

Financing activities
Net proceeds from exercise of common stock options	2	967
Net proceeds from sale of common stock	—	10,466
Principal payments on notes payable and capital lease obligations	(1,585)	(1,329)

Net cash provided by financing activities	(1,583)	10,104

Net (decrease) increase in cash and cash equivalents	(6,429)	(12,392)
Effect of exchange rate changes on cash	(46)	19

Cash and cash equivalents used for continuing operations	$(6,475)	$(12,373)
Cash used for discontinued operations	(10,530)	(2,884)
Cash and cash equivalents at beginning of period	33,026	37,921

Cash and cash equivalents at end of period	$16,021	$22,664

Noncash transactions and supplemental disclosures
Cash interest paid	130	303
Note receivable from manufacturing outsourcing	—	4.473

See accompanying notes to consolidated financial statements.

METAWAVE COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of the Business

Metawave Communications Corporation, a Delaware corporation (the “Company”), headquartered in Redmond, Washington, provides smart antenna solutions to wireless operators, tower operators and base station manufacturers facing capacity constraints and performance issues in the wireless communications industry. The Company believes that its smart antenna systems improve overall network performance by increasing capacity, improving or maintaining network quality, reducing network operating costs and better managing network infrastructure. Our smart antenna systems are designed to allow wireless network operators, tower operators and base station manufacturers to address wireless network challenges, allowing them to more cost-effectively keep pace with growth in subscriber rates and minutes of use and increased demand for digital voice and data services. Our technologies are designed to be implemented in a variety of market segments in the worldwide wireless communications industry and currently support various CDMA, GSM, third generation (3G) and analog standards.

2.	Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements of Metawave Communications Corporation have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements filed on April 15, 2002 as part of Form 10-K.

The Company uses a 52-week fiscal year ending on the Sunday closest to December 31. The 2001 fiscal year ended on December 31, 2001, with each of the fiscal quarters representing a 13-week period. The second quarter of 2002 ended on June 30, 2002. For convenience of presentation, all fiscal periods in these financial statements are treated as ending on a calendar month end.

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

Revenues consist of sales to end-users. Our sales agreements do not provide a right of return. Sales of our products to end-users are recognized when title to the system and risk of loss is transferred to the customer and all customer acceptance conditions, if any, have been satisfied, and collection is probable. The Company defers any portion of equipment revenue that is billable after completion of installation and optimization services.

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

5.	Termination of Manufacturing Outsourcing Agreement

During the first quarter of 2001, the Company entered into an exclusive, five-year supply agreement with Viasystems Group, Inc. (“Viasystems”) to outsource substantially all of its manufacturing operations to Viasystems, a provider of electronics manufacturing services. In August of 2002, the Company and Viasystems mutually agreed to terminate this supply agreement. See Note 14 for additional information.

As of June 30, 2002, the Company has offset its receivable and payable position with Viasystems to a net payable of approximately $116,000. As of December 31, 2001 the Company had $5.1 million receivable from Viasystems and $6.8 million payable to Viasystems.

6.	Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.’’ SFAS No. 142 establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company tested goodwill for impairment in the first quarter of 2002, which resulted in a charge of $24.0 million. Any future impairment could have an adverse effect on the future results of operations if impairment occurs.

Effective January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations”, which resulted in discontinuation of future amortization of goodwill.

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

7.	Inventories

	June 30, 2002	December 31, 2001

	(In thousands)
Materials and Components	$3,657	$3,449
Trial Units	—	585
Completed Systems	688	1,077

	$4,435	$5,111

8.	Net Loss Per Share

Basic and diluted net loss per share is calculated using the weighted average number of shares of common stock outstanding; less restricted common stock subject to vesting. The effect of stock options, warrants and convertible preferred stock has not been included in the calculation of diluted net loss per share as their effect is antidilutive. Securities not included in the loss per share calculation (in thousands) were 16,479 and 6,479 in 2002 and 2001, respectively.

9.	Commitments

Total noncancelable material purchase commitments outstanding at June 30, 2002 were approximately $3.6 million, of which $2.5 million relate to Viasystems. As of December 31, 2001 the Company had material purchase commitments of approximately $6.0 million, of which $3.8 million related to Viasytems.

10.	International Operations

The Company sells its smart antenna systems and services domestically and internationally, and operates in a single industry segment. While expenses for sales and marketing activities are incurred in various geographical regions, substantially all of the Company’s assets are located, and the majority of its operating expenses are incurred at its corporate headquarters. Revenue information by geographic region is the only segment information presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(In thousands)		(In thousands)
United States	$4,061	$5,960	$9,711	$10,030
Mexico	113	2,346	631	7,998
Korea	—	213	—	502

Total	$4,174	$8,521	$10,342	$18,530

11.	Restricted Cash

The Company has $3.0 million of restricted cash as of June 30, 2002 to support letters of credit associated with leases in the United States. The Company had $4.4 million of restricted cash as of December 31, 2001 to support letters of credit associated with leases in the United States and short-term notes in China.

12.	Restructuring

In March of 2002, the Company implemented a restructuring plan to discontinue the SpotLight GSM product, reduce its workforce and consolidate facilities. After evaluation of the market, it was determined that the SpotLight GSM product did not have sufficient customer demand to continue with the product. While this decision was made based on market conditions in the first quarter of 2002, it was determined that these market conditions impaired the carrying value of the inventory and fixed assets associated with the product as of December 31, 2001. Accordingly, a provision for the write down of these assets was made in the year ended December 31, 2001.

The Company has recorded charges of $22.9 million relating to this restructuring, $18.1 million of which was recorded in 2001. In 2002, $4.4 million was recorded in the first quarter and $0.4 million, was recorded in the second quarter.

	Three months	Three months	Three Months
	ended	ended	Ended
	June 30, 2002	March 31, 2002	December 30, 2001

	(In thousands)
Employee termination benefits	$320	$1,061	—
Other charges	71	3,321	$18,145

Total restructuring charge	$391	$4,382	$18,145

Loss per share	0.01	0.09	0.35
Total included in continuing operations	136	692	—
Total included in discontinued operations	255	3,690	18,145

Employee termination benefits of $1.4 million primarily included severance costs for 147 employees. The other charges consist primarily of losses on disposal of property, equipment and inventory and costs related to exiting the SpotLight GSM product line.

13.	Discontinued Operations

As a result of this restructuring, the Company disposed of its GSM SpotLight related operating unit. As of June 30, 2002 the unit has been disposed of by scrap and limited sales of fixed assets and inventory components. A total of $2.4 million in accrued potential obligations remains on the balance sheet as of June 30, 2002. The amounts on the consolidated financial statements for the three and six month periods ended June 30, 2001 have been reclassified to reflect the disposal of this component.

14.	Subsequent Events

The Company anticipates filing a claim with our insurance provider for business interruption losses arising out of the fire that destroyed our Taiwan facility in May of 2001. The magnitude and timing of any insurance proceeds are not known at this time.

In August of 2002, the Company and Viasystems Group, Inc. mutually agreed to terminate their five-year supply agreement. The Company will pay an aggregate of $3.5 million for all amounts owed to Viasystems, remaining inventory commitments, additional inventory purchase and the purchase of related fixed assets. In addition, Viasystems agreed to dismiss a lawsuit it filed against the Company in June 2002 in King County Superior Court seeking damages for various claims including breach of contract.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

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

Goodwill and Patents

     Goodwill and patents are stated at cost. Amortization of patents is provided using the straight-line method over the estimated useful life of three to five years for financial statement purposes. The adoption of Statement of Financial Accounting Standard No. 142, effective January 1, 2002, resulted in our discontinuation of amortization of goodwill. We are required to test goodwill for impairment on a periodic basis or whenever events or changes in circumstances indicate that the carrying amount of the goodwill may be impaired. As of March 31, 2002 we determined that the carrying value of goodwill related to the acquisition of ATI in 2000 has been impaired and we took a $24 million impairment charge based on this assessment.

Impairment of Other Long-Lived Assets

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

Overview

     The global wireless telecommunications industry continued to experience a very challenging period during the first six months of 2002, during which business activity continued to contract. Our customers are facing slowing revenue growth, reduced access to capital and the need to carefully manage their cash flow and profitability. In response to these challenges, our customers are reducing capital expenditures and rethinking their plans to expand their networks. As a result, we have experienced lower revenues during 2002 as compared with prior periods. If capital investment levels continue to decline, or if the telecommunications market improves at a slower pace than we anticipate, our revenues and profitability will continue to be adversely affected. We continue to focus on smart antenna solutions, and have added new smart antenna product offerings to better match the opportunities offered by the wireless equipment market.

     Our SpotLight® smart antenna systems are appliqués or add-ons to existing or new base stations and are intended to increase the capacity and improve the performance of current 2G and 2.5G CDMA networks. Our customers of SpotLight appliqué systems include Verizon Wireless, ALLTEL Communications and Grupo Iusacell Celular S.A. de C.V. of Mexico. As of June 30, 2002, we have sold over 400 SpotLight appliqué systems worldwide. As an improvement to our current SpotLight 2200 appliqué product, we entered into an agreement with Lucent Technologies to better and more closely integrate our SpotLight 2200 CDMA smart antenna system into Lucent’s Flexent™ Modular Cellular base station.

     During 2002 we have been developing new products that we believe will expand our market base to tower and base station operators in addition to our traditional customers. SmartShare™ Antenna Sharing Solution is our new antenna sharing solution that allows multiple wireless operators, who may operate at different frequencies, to share a single set of antenna panels at a cell site. Wireless network operators benefit from this arrangement because it will provide access to more cell sites in areas where tower space is limited. SmartShare will provide operators with the flexibility to independently define and optimize antenna patterns to fit their particular needs. SmartShare enables tower operators to take advantage of shared antenna economies by accommodating more operators on their towers and by offering multiple operators a premium position on the tower. In February 2002, we signed an agreement with Crown Castle to develop and supply our SmartShare products for use in their tower locations. We expect to test the SmartShare product with Crown Castle in the third quarter of 2002.

     Our SmartCell product uses our proprietary Cell Sculpting™ technology that enables a wireless network operator to “sculpt” or shape a cell’s coverage pattern in a way that delivers greater performance, capacity and coverage benefits than off-the-shelf sector antennas. Cell Sculpting technology is used to determine an optimal pattern for a cell site, which is then captured in a personality module that is installed at the back of each antenna panel. Unlike the fixed patterns of conventional sector antennas, SmartCell allows wireless network operators to change antenna patterns by swapping out the personality module. Our SmartCell solution is designed to be compatible with base stations operating in the cellular and PCS frequency bands. We have completed an initial trial in August of 2002 with a leading wireless operator.

     We have also developed embedded adaptive smart antenna solutions, which have been field tested to demonstrate CDMA (IS-95) system performance enhancements. The same solutions can be applied to CDMA2000 and WCDMA. Our embedded solutions increase network capacity by utilizing fully adaptive beam forming techniques that track individual mobile subscribers, and hence reduce interference from surrounding mobile users and base stations. In February 2001, we entered into an agreement with Samsung to embed our adaptive smart antenna technology into some of their base stations. We are currently testing this embedded solution with CDMA2000 in Korea with Samsung.

     Beginning in March of 2002 we implemented a restructuring plan to discontinue the SpotLight GSM product, reduce our workforce and consolidate facilities. After evaluation of the market, we determined that the SpotLight GSM product did not have sufficient customer demand to continue with the product. While this decision was made based on market circumstances in the first quarter of 2002, we determined that the discontinuance of the SpotLight GSM product impaired the carrying value of the inventory and other assets associated with the product as of December 31, 2001. Accordingly, a provision for the write down of these assets was made in the year ended December 31, 2001.

     The Company has recorded charges of $22.9 million relating to this restructuring, $18.1 million of which was recorded in 2001. In 2002, $4.4 million was recorded in the first quarter and $0.4 million was recorded in the second quarter.

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,

	2002	%	2001	%	2002	%	2001	%

Revenues	$4,174	100.0	$8,521	100.0	$10,341	100.0	$18,530	100.0
Cost of revenues	3,061	73.3	12,805	150.3	7,226	69.9	22,122	119.4

Gross (loss) profit	1,113	26.7	(4,284)	(50.3)	3,116	30.1	(3,592)	(19.4)

Operating expenses:
Research and development	2,729	65.4	8,645	101.4	6,990	67.6	16,535	89.2
Sales, marketing and customer operations	2,095	50.2	2,525	29.6	5,716	55.3	5,942	32.1
General and administrative	1,626	38.9	2,507	29.4	3,984	38.5	7,001	37.8
Impairment of goodwill	—	—	—	—	24,000	232.1	—	—
Amortization of intangibles and goodwill	417	10.0	4,455	52.3	834	8.1	9,361	50.5

Total operating expenses	6,867	164.5	18,132	212.7	41,524	401.6	38,839	209.6

Loss from operations	(5,754)	(137.8)	(24,416)	(263.0)	(38,408)	(371.5)	(42,431)	(229.0)

Revenues

     Revenues consist of sales to wireless operators and are recognized as described in “Critical Accounting Policies and Estimates.” Our contract terms, including pricing and acceptance criteria, if any, typically vary depending upon the order. Consequently, our revenues may vary from quarter to quarter depending on the length of the sales cycle and the applicable contract terms for the installation and optimization of the product. We expect that a limited number of customers will account for a substantial percentage of our revenues for the foreseeable future. In the second quarter of 2002, Verizon (67.8%) and ALLTEL (29.5%) accounted for 97.3% of our total revenues. All the revenues were from SpotLight 2200 product and related services.

     The Company operates in one material segment as a manufacturer of wireless telecommunications equipment. While certain expenses for sales, marketing and maintenance activities are incurred in various geographical regions, the majority of the Company’s assets are located, and the majority of the Company’s operating expenses are incurred in the U.S.

     Revenues were $4.1 million in the second quarter of 2002 and $8.5 million in the second quarter of 2001, a decrease of 51.0%. Revenues for the six months ended June 30, 2002 were $10.3 million as compared to $18.5 million in the six months ended June 30, 2001, a decrease of 44.2%. This decrease was primarily due to a general slowdown in the worldwide economy and spending by wireless telecommunications companies.

Gross Margin

     During the six months ended June 30, 2002 we had a manufacturing agreement with Viasystems. The cost of revenues for products produced by Viasystems is the unit price paid to Viasystems and certain other costs such as a provision for warranty costs. Our gross margins are generally higher for hardware revenues than for service revenues. We anticipate that our overall gross margins will fluctuate from period-to-period as a result of shifts in product mix, impact of deferred revenues, anticipated decreases in average selling prices and our ability to reduce costs.

     Gross margin was $1.1 million or 26.7% in the second quarter of 2002 and a negative $4.3 million in the second quarter of 2001. Gross margin was $3.1 million or 30.1% in the six months ended June 30, 2002 and a negative $3.6 million in the six months ended June 30, 2001. Gross margin in the first six months of 2001 was negatively affected by the recording of a $5.4 million inventory charge for excess and obsolete inventory and product enhancements and changes in the product mix as compared to the first six months of 2002.

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

     Research and development expense decreased 68.4% to $2.7 million for the second quarter of 2002 from $8.6 million for the second quarter of 2001 and decreased 57.7% to $6.9 million for the six months ended June 30, 2002 from $16.5 million for the six months ended June 30, 2001. The decrease in research and development expense was primarily due to our restructuring efforts in 2001 and the first quarter of 2002.

Sales, Marketing and Customer Operations

     Our sales, marketing and customer operations expense consists of salaries, sales commissions and expenses for personnel engaged in marketing, sales and field service support for new installations and installed base, as well as promotional expenditures. We believe that these expenses will decrease in the future as a result of restructuring efforts in 2001 and 2002. Sales, marketing and customer operations expense decreased 17.0% to $2.1 million for the second quarter of 2002 from $2.5 million in the second quarter of 2001 and decreased 3.8% to $5.7 million for the six months ended June 30, 2002 from $5.9 million for the six months ended June 30, 2001. The decrease was primarily due to staff reductions and operational improvements made as a part of our restructuring efforts in 2001 and the first quarter of 2002.

General and Administrative

     Our general and administrative expense consists primarily of salaries and personnel related expenses, recruiting and relocation expenses, professional and consulting fees, insurance premiums and other corporate expenses. Due to our restructuring efforts in 2001 and 2002 we expect general and administrative costs to decrease in the future. General and administrative expense decreased 35.1% to $1.6 million in the second quarter of 2002 and $2.5 million in the first quarter of 2001, and decreased 43.1% to $3.9 million in the six months ended June 30, 2002 from $7.0 million in the six months ended June 30, 2001. The decrease was primarily due to our restructuring efforts in 2001 and the first quarter of 2002.

Impairment of Goodwill

     As of March 31, 2002, we determined that our recorded goodwill had been impaired under the provisions of SFAS 142. As a result, we recorded a $24.0 million loss on impairment of intangible assets in the first quarter of 2002. There was no other impairment based on the Company’s analysis.

Other Income and Expenses

     Our other income and expenses are composed primarily of investment income and interest expense on our outstanding leases and notes. Our investments are composed primarily of money market funds and commercial paper with maturities of three months or less. Other expenses for the second quarter of 2002 were $63,000 as compared to other income in 2001 of $94,000. Other income/expense has decreased in 2002 from prior periods due to lower market returns and lower overall cash balances during 2002. We anticipate that investment income will continue to fluctuate with our overall cash position.

Loss from Discontinued Operations

     Loss from discontinued operations includes the results of our discontinued GSM SpotLight operating unit and disposal of GSM SpotLight related assets. Loss from discontinued operations decreased 34.1% to $1.1 million in the second quarter of 2002 as compared to $1.6 million in the second quarter of 2001, and increased 60.3% to $5.3 million in the first six months of 2002 from $3.4 million in the first six months of 2001. We expect results from discontinued operations to continue to decrease as we conclude activities related to the discontinued operating unit.

Liquidity and Capital Resources

     Our cash and short-term investment portfolio totaled $16.0 million at June 30, 2002 as compared to $33.0 million at December 31, 2001. Our investments are composed primarily of money market funds and commercial paper with a maturity of three months or less to minimize interest rate risk and facilitate rapid deployment for immediate cash needs. The Company has $3.0 million of restricted cash as of June 30, 2002 to support letters of credit associated with leases in the United States. The Company had $4.4 million of restricted cash as of December 31, 2001 to support letters of credit associated with leases in the United States and short-term notes in China.

     As of June 30, 2002, we do not have any off-balance sheet arrangements.

     We lease our facilities under noncancelable operating lease agreements that expire on various dates through 2005. We lease certain equipment under noncancelable capital leases that expire on various dates through 2003.

     The operating lease for our headquarters in Redmond, Washington expires on May 31, 2005. We may, at our option, extend the term of this lease for two successive periods of five years each. The option to extend must be elected 12 months prior to the expiration of the initial lease term. In connection with this arrangement, we have issued a letter of credit in favor of the landlord in the amount of $2.5 million.

     Total purchase orders and other noncancelable purchase commitments outstanding at June 30, 2002 were approximately $3.6 million.

     For the six months ended June 30, 2002, we used net cash in operating activities of $4.4 million compared to $29.6 million during the same period in 2001. In six months ended June 30, 2002, our operating activities included uses of cash to fund our net loss of $38.6 million, a decrease in accounts payable and accrued liabilities of $4.1 million and a decrease in deferred revenue of $0.1 million. We partially offset cash uses with a decrease of accounts receivable of $9.8 million, a decrease of $2.4 million in prepaid and other non current assets, non-cash charges for depreciation and amortization of $1.4 million, non-cash stock compensation expenses of $0.8 million, and a $24.0 million non-cash impairment of goodwill. For the six months ended June 30, 2001, our operating activities included uses of cash to fund our net loss of $42.1 million, increased inventories of $3.4 million, an increase in prepaids and other current assets of $0.8 million, a decrease in accounts payable and accrued liabilities of $3.2 and a decrease in deferred revenues of $0.1 million. We partially offset cash uses with decrease in accounts receivable of $3.7 million, non-cash charges for depreciation and amortization of $10.9 million and non-cash stock compensation expenses of $5.2 million.

     Our net cash used in investing activities for the six months ended June 30, 2002 was $0.5 million as compared to net cash provided of $7.1 million for the six months ended June 30, 2001. Net cash used in investing activities was primarily for the purchase of test equipment, leasehold improvements, and customer support equipment to support our research and development and our customers. During the 2001 we received approximately $8.0 million in payment for inventory and fixed assets pursuant to the manufacturing agreement with Viasystems.

     Our net cash used for financing activities for the six months ended June 30, 2002 was $1.6 million compared to net cash provided of $10.1 million for the six months ended June 30, 2001. Net cash used for financing activities was primarily principle payments on notes payable and capital lease obligations. The Company received approximately $10.5 million for issuance of common stock in the second quarter of 2001.

     Our primary requirements for working capital over the next twelve months are to fund our operations, including spending on research and development and capital expenditures. We expect that the primary source of funds will be from operations and current working capital. If we achieve projected sales, lower the number of days our sales are outstanding, continue to liquidate our inventory and reduce operating expenses over the next twelve months, this should be sufficient to fund our cash requirements. If we do not achieve our projected level of quarterly sales over the next 12 months, which is significantly higher than our reported quarterly sales in the first six months of 2002, our ability to meet working capital requirements will be adversely affected. If this occurs, we will require additional funds in the future to support our working capital requirements or for other purposes, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financings as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable to our stockholders or us when we may require it, particularly in light of our depressed stock price and current market conditions in our industry. Any inability to obtain needed financing by us would have a materially adverse affect on our business and operating results.

Risks Related to Our Business

Market Acceptance Uncertainties

     Our products may fail to achieve market acceptance among potential customers. For example, our SpotLight GSM systems did not achieve market acceptance in Asia, causing us to discontinue the product line in March of 2002. Our SpotLight CDMA product line has not achieved broad market acceptance since its introduction in 1998. In light of the rapidly evolving nature of the wireless communications industry, we cannot predict with any degree of assurance whether our future products will achieve broad market acceptance. Our future growth is dependent in part upon the acceptance and success of our embedded smart antenna solutions and products like SmartCell and SmartShare. Given the early stage of development of these products, we cannot predict whether they will achieve market acceptance. If our products do not achieve broad market acceptance among potential customers, our business and operating results will be adversely affected.

Capital spending patterns of wireless network operators and tower operators

     We rely on wireless network operators and tower operators to purchase our products and services. Any substantial decrease or delay in capital spending patterns in the industry would negatively affect our revenues and business results. The demand for our products and services depends, to a significant degree, on the magnitude and timing of capital spending by these operators for constructing, building or upgrading their systems or tower portfolios. Due to the current volatility of the financial markets and slowdown in the global economy many of our customers may find it increasingly difficult to predict demand for their products and services. As a result, many of our customers continue to reduce and postpone the expansion or upgrade of their wireless networks or tower portfolios, the development of new technologies and products for both wireless and tower operators, and the demand for shared tower applications which has reduced, or can reduce, the demand for our products and services. The capital spending patterns of our customers depends on a variety of factors outside of our control, including access to financing, overall financial health, the status of federal, local and foreign government regulation and deregulation, changing standards for wireless technology, overall demand for wireless services, competitive pressures, and general economic conditions. Further, in certain circumstances the financial health of our customers could adversely affect their ability to pay for our products and services in addition to affecting their demand for such products and services. In addition, capital-spending patterns in the wireless industry can be subject to some degree of seasonality, with lower levels of spending in the first half of the calendar year, based on annual budget cycles.

Liquidity

     During 2001, we raised $21.2 million through sales of common stock and $20.0 million through the sale of Series A Preferred Stock and Warrants. With existing cash and cash equivalents, if we achieve projected quarterly sales, lower the number of days our sales are outstanding, continue to liquidate our inventory and reduce operating expenses, we should be able to fund our working capital requirements over the next 12 months. If we do not achieve the projected level of quarterly sales of over the next 12 months, which is significantly higher than reported quarterly sales in the first six months of 2002, we will have to raise funds to finance projected losses. Further, we may have to raise funds to finance growth, to develop new or enhanced services or products, to respond to competitive pressures, to acquire complementary products, businesses or technologies or otherwise respond to unanticipated requirements. If we are required to raise additional funds we may seek to raise such funds through the sale of public or private equity and/or debt financings as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable to our stockholders or us when we may require it, particularly in light of our depressed stock price and current market conditions in our industry. If adequate funds are not available or are not available on acceptable terms, we would not be able to fund our ongoing operations or take advantage of unanticipated acquisition opportunities, develop or enhance products and services or respond to competitive pressures. Any inability to obtain needed financing by us would seriously harm our business and results of operations. See Going Concern Consideration for more information.

Going Concern Consideration

     At December 31, 2001, our independent auditors’ report, as prepared by Arthur Andersen LLP and dated April 3, 2002, which appears in our 2001 Form 10-K, includes the following explanatory paragraph:

     “The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the financial statements, uncertainties regarding asserted and potential unasserted claims exist that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 20. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.”

     As a result of this opinion, we may experience an adverse impact on future sales if customers choose not to purchase our products due to concerns about our ongoing viability. In addition, suppliers may refuse to provide product components or insist upon unacceptable payment terms. Further, we may have increased difficulty raising capital due to this opinion.

Competition and Alternative Capacity Solutions

     The market for spectrum management solutions, though relatively new, is very competitive. This market is part of the broader market for wireless infrastructure equipment, which is dominated by a number of large companies including Lucent, Ericsson, Motorola, Nortel, Nokia, Samsung, Siemens and Alcatel. Several of these companies have announced plans to introduce products that incorporate smart antenna technology. Our smart antenna systems compete with other solutions to improve network performance. These alternative solutions include other smart antenna systems and adding base stations. We believe that the principal competitive factor is the cost-effective delivery of increased capacity to wireless network operators and their acceptance of alternative solutions, such as smart antenna systems. If our products are not a cost-effective solution or are not accepted, our ability to attract and retain customers would be harmed. To date we have not achieved broad market acceptance for our smart antenna systems. We believe that base station manufacturers, which provide wireless network capacity through sales of additional base stations or the development of competitive technologies, represent the most significant competitive threat.

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

Litigation and SEC Investigation

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

     On May 14, 2002, Hencorp Technology (Shanghai) Group Co., Inc., a former distributor of Metawave’s Spotlight GSM systems in China, filed suit against Metawave Communications Corporation and its Chinese subsidiary, Metawave Communications and Trading (Shanghai) Co., Inc. in Shanghai No.1 Intermediate People’s Court alleging that Metawave owes it approximately $600,000 as a result of purported verbal agreements regarding the purchase and sale of Spotlight GSM systems in China.

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

     We are cooperating with an investigation being conducted by the Securities and Exchange Commission into the events that led to our restatement of our financial results for 2001. We have provided documents requested by the SEC and former and current employees have met with SEC personnel. No formal action has been taken by the SEC against the Company, its employees or its directors as of the filing of this report on Form 10-Q.

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

Development and Sales Delays

     We are still in the development stage of our new SmartCell and SmartShare products. While we anticipate that the initial sale of SmartShare will occur in 2002 and the initial sale of SmartCell will occur in 2003, we may encounter unforeseen delays. Such delays may include unforeseen design complexities, loss of skilled personnel, failure to achieve expected performance requirements and supplier non-performance. Our agreement for the development and sale of SmartShare, signed in February 2002, requires the satisfaction of performance criteria and delivery schedules as conditions of purchases of SmartShare by Crown Castle. In the past we have experienced delays in the development of our products. Should any problems or obstacles delay the commercialization of either of these products, operating results could fall significantly below our expectations.

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

     In addition, as a result of our revenue recognition policy (see note 1 to our financial statements), we will defer revenues for that portion of the revenue derived from that system until the installation and optimization services are completed. These delays could contribute to fluctuations in our revenues and margins from quarter to quarter and negatively affect our cash flow and business operations. Moreover, delays in installation may contribute to delays in obtaining new sales orders from customers as customers’ inventory of uninstalled products systems increase. A significant reduction in order activity from customers could harm our business and operating results.

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

Current Financial Results do not Predict Future Results

     Because of the uncertain nature of the rapidly changing wireless market we serve and the high fixed costs we incur in the short term, period-to-period comparisons of operating results are not likely to be meaningful. In addition, you should not rely on the results for any period as an indication of future performance. Factors that may cause our quarterly results to fluctuate include:

•	gain or loss of significant customers;

•	our ability to increase or maintain sales to our existing customers;

•	delays in customer orders;

•	our ability to reduce manufacturing costs of our smart antenna systems;

•	our ability to introduce and successfully market new smart antenna systems and embedded solutions;

•	introduction and enhancement of competitive or substitute products by our competitors;

•	limitations in our manufacturing capacity; and

•	delays or changes in regulatory environments.

Concentration of Customers

     Due to the highly concentrated nature of the wireless industry and the recent industry consolidation, we depend on a limited number of wireless network operators for substantially all of our revenues from our SpotLight product. The loss of a customer or a delay in an order from a customer could impact our operating results. Additionally, the loss of a customer or a delay in payment by a customer could adversely affect our cash flow. We believe that the number of potential customers for future SpotLight systems sales will be limited. In the second quarter of 2002, two SpotLight customers accounted for 97.3% of our total revenues. In addition, we anticipate that sales of our SmartShare and SmartCell products and our embedded solutions will be to a limited number of customers. Currently, we have signed only one agreement to develop our embedded solutions for use in a base station manufacturer’s products, and only one agreement to develop and sell SmartShare to a tower operator. Failure to retain these customers could cause our operating results to be significantly less than anticipated and lead to a decline in our stock price. Moreover, due to this customer concentration, any loss or reduced demand from our customers could cause our sales to fall significantly.

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

Potential impairment of our Goodwill and Intangible assets

     The adoption of SFAS No. 142, effective January 1, 2002, resulted in our discontinuation of amortization of goodwill; however, we are required to test goodwill for impairment periodically and upon the occurrence of certain events. We had no impairment of goodwill upon adoption, however, during the first quarter of 2002, we tested for impairment due to the significant drop in market capitalization, which resulted in a charge against earnings of $24.0 million for the first quarter of 2002. We have a remaining balance of $36.1 million recorded in goodwill and intangibles that are subject to these provisions, any impairment of which could have an adverse effect on the future results of operations. If we fail to achieve the projected level of sale of our products we may incur a future impairment of goodwill.

Limited number of suppliers

     On August 1, 2002 we reached an agreement with Viasystems Group, Inc. to terminate an exclusive five-year supply agreement with them signed in April 2001 to manufacture our SpotLight products. Beginning in August of 2002, we will be assembling and testing SpotLight systems internally. Prior to our agreement with Viasystems, we had performed these functions in-house and believe that we have the expertise and resources to resume these functions. We anticipate that we will also depend on a limited number of suppliers to manufacture our SmartShare and SmartCell antenna components. In addition, some of the other parts and components used in our Spotlight products are available from a limited number of sources, such as linear power amplifiers supplied by Powerwave Technologies, Inc. and antenna panels from Decibel Products, a division of Allen Telecom Inc. The reliance on these sole or limited source suppliers involves certain risks and uncertainties, including the possibility of a shortage or discontinuation of certain key components or the financial health and continued operations of the supplier. Any reduced availability of these parts or components when required could materially impair the ability to manufacture and deliver our products on a timely basis and result in the cancellation of orders, which could significantly harm our business and operating results.

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

     Governments currently limit the amount of spectrum each carrier is allowed in any market. Any increase in spectrum allowance by governments may adversely affect us. See “Business—Government Regulation” in Form 10-K as filed on April 15, 2002 for more information regarding the governmental control and approval of our business.

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

Risks Related to Our Stockholders

Potential for Nasdaq delisting

     On April 29, 2002 we received notice from Nasdaq that we need to comply with the $1.00 minimum bid requirement for continued listing on the Nasdaq National Market for 10 consecutive trading days by July 25, 2002 or be moved to, and traded on, the Nasdaq SmallCap Market. We failed to regain the minimum bid price by July 25, 2002, and therefore, we have submitted an application for transfer to the Nasdaq SmallCap Market. We believe the Company currently meets the requirements for transfer to the Nasdaq SmallCap Market. If the transfer application is approved and the company’s stock trades on the Nasdaq SmallCap Market, we would have until October 28, 2002 to trade above $1.00 per share for 30 consecutive trading days to remain on the SmallCap Market. We may also be eligible for an additional 180-day calendar grace period beyond October 28, 2002 provided we meet the initial listing criteria for the SmallCap Market. If we fail to do that, we would be delisted from Nasdaq and would most likely be quoted on the OTC Bulletin Board. If our stock is removed from the Nasdaq National Market or the Nasdaq SmallCap Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. Additionally, our stock may be subject to “penny stock” regulations.

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

Risk of Dilution

     If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, particularly due to the depressed price of our stock. If we raise capital through debt financing, we may be forced to accept restrictions affecting our liquidity, including restrictions on our ability to incur additional indebtedness or pay dividends. See Liquidity for further information on our working capital requirements and risks related to raising additional capital.

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

     On May 14, 2002, Hencorp Technology (Shanghai) Group Co., Inc., a former distributor of Metawave’s Spotlight GSM systems in China, filed suit against Metawave Communications Corporation and its Chinese subsidiary, Metawave Communications and Trading (Shanghai) Co., Inc. in Shanghai No.1 Intermediate People’s Court alleging that Metawave owes it approximately $600,000 as a result of certain verbal agreements regarding the purchase and sale of Spotlight GSM systems in China.

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

     During the first quarter of 2001, the Company entered into an exclusive, five-year supply agreement with Viasystems Group, Inc. (“Viasystems”) to outsource substantially all of its manufacturing operations to Viasystems, a provider of electronics manufacturing services. As of August of 2002 the Company and Viasystems have mutually agreed to terminate the remainder of the supply agreement. Under the provisions of this agreement Metawave will pay $3.5 million for all amounts owed to Viasystems, remaining inventory commitments, additional inventory purchases and the purchase of related fixed assets. In addition, Viasystems agreed to dismiss a lawsuit it filed against the Company in June 2002 in King County Superior Court seeking damages for various claims including breach of contract.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on June 6, 2002. Two matters were submitted to a vote of the shareholders.

     The first, to approve each of the nominees for election to the company’s Board of Directors, was approved. The following nominees for election as Directors, to hold office until the next annual meeting of shareholders or until their successors are elected and qualified, received the number of votes set opposite their respective name:

Nominee	For	Withheld	Broker Non-votes

Robert Hunsberger	41,245,895	742,483	0
Bruce C. Edwards	41,693,295	295,083	0
David R. Hathaway	41,678,117	310,261	0
Scot B. Jarvis	37,527,959	4,460,419	0
Douglas O. Reudink	41,701,329	287,049	0
David A. Twyver	41,666,433	321,945	0

     The second matter submitted to the shareholders, to approve the full ratchet antidilution protection for Series A Preferred stock and related warrants issued to Oak Investment Partners, was not approved. The results of the voting are as follows:

For	Against	Abstain	Broker Non-votes

17,959,753	1,872,915	608,983	21,546,727

     In addition, the holders of the Series A Preferred Stock unanimously elected Bandel Carano to the Board of Directors. The terms of the Series A Preferred Stock grant the holders of the stock the right to designate a member of the Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibit Number

3.1*	Certificate of Incorporation of the Registrant.

3.2*	Bylaws of the Registrant.

4.1*	Form of Stock Certificate.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-30568, originally filed with the Commission on February 17, 2000, as subsequently amended, and incorporated herein by reference.

(b)	Reports on Form 8-K

1.	Report on Form 8-K, as filed with the SEC on June 7, 2002, announcing a change in the Company’s independent accountant, Grant Thornton LLP was appointed as the independent accountant for the Company.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	METAWAVE COMMUNICATIONS CORPORATION

/s/ Larry R. Scheer Larry R. Scheer Vice President of Finance (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number

3.1*	Certificate of Incorporation of the Registrant.

3.2*	Bylaws of the Registrant.

4.1*	Form of Stock Certificate.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-30568, originally filed with the Commission on February 17, 2000, as subsequently amended, and incorporated herein by reference.