Form 10-Q/A
period 2002-03-31
METAWAVE COMMUNICATIONS CORP
filed 2002-09-18
CIK 1028361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q/A

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to ____

Commission file number 0-24673

METAWAVE COMMUNICATIONS CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware	91-1673152
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10735 Willows Road NE, Redmond, WA	98052
(Address of principal executive offices)	Zip Code)

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

METAWAVE COMMUNICATIONS CORPORATION
FORM 10-Q

For the Quarter Ended March 31, 2002

INDEX

PART I. Financial Information

Item 1. Financial Statements

METAWAVE COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2002	2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 20,419	$ 28,851
Restricted cash	4,484	4,175
Accounts receivable, net	3,064	11,371
Receivable from Viasystems Group, Inc.	4,187	5,153
Inventories	4,372	5,111
Prepaid expenses and other assets	2,119	3,926
Total current assets	38,645	58,587
Property and equipment, net	2,600	3,323
Goodwill	35,205	59,205
Other intangibles, net	3,880	4,297
Other noncurrent assets	63	143
Total assets	$ 80,393	$ 125,555

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 6,926	$ 8,715
Payable to Viasystems Group, Inc.	788	6,762
Other current liabilities	8,215	8,347
Accrued compensation	2,635	2,914
Current portion of notes payable and capital lease obligations	2,490	2,689
Total current liabilities	21,054	29,427
Notes payable and capital lease obligations less current portion	975	1,268
Total liabilities	22,029	30,695

Commitments and contingencies	-	-
Convertible preferred stock, $.0001 par value:
Authorized shares - 10,000,000 at March 31, 2002 and December 31, 2001; Issued and outstanding shares - 84,782 at March 31, 2002 and December 31, 2001, and warrants. Liquidation preference $20,000 plus pro rata with common stockholders to $40,000	20,000	20,000
Stockholders' equity:
Common stock, $.0001 par value, and paid-in capital:
Authorized shares - 150,000,000 at March 31, 2002 and December 31, 2001; Issued and outstanding shares - 51,670,127 and 51,662,687 at March 31,2002 and December 31,2001,respectively	340,778	340,776
Deferred stock compensation	(936)	(1,430)
Accumulated other comprehensive income	104	30
Accumulated deficit	(301,582)	(264,516)
Total stockholders' equity	38,364	74,860
Total liabilities and stockholders' equity	$ 80,393	$ 125,555

See accompanying notes to consolidated financial statements.

METAWAVE COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except earnings per share and share data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues	$6,167	$10,009
Cost of revenues	4,164	9,278
Gross (loss) profit	2,003	731
Operating expenses:
Research and development	3,878	7,890
Sales, marketing and customer operations	3,276	3,417
General and administrative	2,215	4,494
Impairment of goodwill	24,000	-
Amortization of intangibles and goodwill	417	4,906
Total operating expenses	33,786	20,707
Loss from operations	(31,783)	(19,976)
Other income (expense),net	(31)	407
Interest expense	(74)	(138)
Other income (expense),net	(105)	269
Net loss from continuing operations	(31,888)	(19,707)
Discontinued operations
Net loss from disposal of GSM Spotlight related assets	(2,192)	-
Net loss from operations of discontinued unit	(5,178)	(1,721)
Net loss from discontinued operations	(5,178)	(1,721)

Net loss	$(37,066)	$(21,428)

Basic and diluted net loss per share from continuing operations	$(0.62)	$(0.46)

Basic and diluted net loss per share from disposal of GSM Spotlight related assets	(0.04)	-
Basic and diluted net loss per share from discontinued operations	$(0.06)	$(0.04)

Basic and diluted net loss per share	$(0.72)	$(0.50)
Weighted average shares used in computation of basic and diluted net loss per share	$51,365	$43,031

See accompanying notes to consolidated financial statements.

METAWAVE COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except earnings per share and share data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Continuing Operations:

Operating Activities
Net loss from continuing operations	$(31,888)	$(19,707)
Adjustments to arrive at cash provided by operating activities:
Depreciation and amortization expense	788	5,631
Amortization of deferred stock compensation	464	3,854
Impairment of goodwill	24,000	-
Loss on disposal of certain assets	56	44
Changes in operatring assets and liabilities:
Decrease in accounts receivable	7,904	2,059
Decrease (increase) in inventories	219	(5,108)
Decrease (increase) in prepaids and other noncurrent assets	1,742	(988)
Increase (decrease) in accounts payable, accrued liabilities, and accrued compensation	(2,117)	210
Increase (decrease) in deferred revenues	(148)	396
Net cash (used) in operating activities	1,020	(13,609)

Investing Activities
Net Proceeds from sale of inventory and fixed assets	-	7,964
Purchases of equipment	(331)	(763)
Net cash provided by (used in) investing activities	(331)	7,201

Financing Activities
Net proceeds from exercise of common stock options	3	954
Principal payments on notes payable and capital lease obligations	(803)	(870)
Net cash provided by financing activities	(800)	84

Net decrease in cash and cash equivalents	(111)	(6,324)
Effect of exchange rate changes on cash	215	142
Cash and cash equivalents from continuing operations	$104	$(6,466)
Cash used for discontinued operations	(8,227)	(1,396)
Cash and cash equivalents at beginning of period	33,026	37,921
Cash and cash equivalents at end of period	$24,903	$30,059

Noncash transactions and supplemental disclosures
Cash interest paid	67	125
Note receivable from manufacturing outsourcing	-	2,690

See accompanying notes to consolidated financial statements

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

Under provisions of our manufacturing Agreement with Viasystems, the Company may not cancel any portion of an accepted purchase order, binding forcast or forcast affecting long-lead inventory without Viasystems' written approval. If approval is given then the Company must pay Viasystems for 100% of the excess inventory ordered by the Company. Viasystems is obligated to use commercially reasonable efforts to mitigate the potential amount due to Viasystems from the Company pursant to this provision.

As of March 31, 2002, the Company has $4.2 million receivable from Viasystems and $0.8 million payable to Viasystems. As of December 31, 2001 the Company had $5.1 million receivable from Viasystems and $6.8 million payable to Viasystems.

6. Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations", which resulted in discontinuation of future amortization of goodwill.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company tested goodwill for impairment in the first quarter of 2002, which resulted in a charge of $24.0 million. Any future impairment could have an adverse effect on the future results of operations if impairment occurs.

In August 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the impairment or Disposal of long-Lived Assets". SFAS No.144 requires a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial l statements after December 15, 2001. Under SFAS No. 144, the results of operations of our GSM SpotLight System operating unit have been classified as discontinued operations on the Consolidated Statement of Operations.

7. Inventories

	March 31, 2002	December 31, 2001
	(In thousands)
Materials and Components	$3,419	$3,449
Trial Units	-	585
Completed Systems	953	1,077
	$4,372	$5,111

8. Net Loss Per Share

Basic and diluted net loss per share is calculated using the weighted average number of shares of common stock outstanding; less restricted common stock subject to vesting. The effect of stock options, warrants and convertible preferred stock has not been included in the calculation of diluted net loss per share as their effect is antidilutive. Securities not included in the loss per share calculation (in thousands) were 16,834,484 and 6,690,775 in 2002 and 2001, respectively.

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

	Three Months Ended March 31,
	2002	2001
	(In thousands)

United States	$5,648	$4,069
Mexico	519	5,653
Korea	-	287
Total	$6,167	$10,009

10. Restricted Cash

The Company had $4.5 million and 4.2 million of restricted cash as of March 31, 2002 and December 31, 2001, respectively. The cash is restricted to support letters of credit associated with leases in the United States and short-term notes in China.

11. Restructuring

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

The Company has recorded charges of $22.5 million relating to this restructuring, $18.1 million of which was recorded in 2001 and $4.4 million was recorded in the first quarter of 2002

	Three months ended March 31, 2002	Three months ended December 30, 2001
	(In thousands)
Employee termination benefits	$ 1,061	-
Other Charges	3,321	18,145
Total restructuring charge	$ 4,382	$ 18,145
Loss per share	0.09	0.35
Total included in continuing operations	692	-
Total included in discontinued operations.	3,690	18,145

Employee termination benefits of $1.4 million primarily included severance costs for 147 employees. The other charges consist primarily of losses on disposal of property, equipment and inventory and costs related to exiting the SpotLight GSM product line.

12. Discontinued Operations

As a result of this restructuring discussed in note 11, the Company is in the process of disposing of its GSM SpotLight related operating unit. A total of $2.9 million in inventory, $2.5 million in accounts payable, $0.4 million in fixed assets and $2.4 million in accrued potential obligations remains on the balance sheet as of March 31, 2002. The amounts on the consolidated financial statements for the three month period ended March 31, 2001 have been reclassified to reflect the disposal of this component.

13. Subsequent Events

As a result of the restructuring discussed in Note 11, the Company is disposing of it's GSM Spotlight related operatiing unit. As of May 31, 2002 the unit has been disposed of by scrap and limited sales of fixed assets and inventory components.

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

Overview

The global wireless telecommunications industry continued to experience a very challenging period during the first three months of 2002, during which business activity continued to contract. Our customers are facing slowing revenue growth, reduced access to capital and the need to carefully manage their cash flow and profitability. In response to these challenges, our customers are reducing capital expenditures and rethinking their plans to expand their networks. As a result, we have experienced lower revenues during 2002 as compared with prior periods. If capital investment levels continue to decline, or if the telecommunications market improves at a slower pace than we anticipate, our revenues and profitability will continue to be adversely affected. We continue to focus on smart antenna solutions, and have added new smart antenna product offerings to better match the opportunities offered by the wireless equipment market.

Our SpotLight(R) smart antenna systems are appliques or add-ons to existing or new base stations and are intended to increase the capacity and improve the performance of current 2G and 2.5G CDMA networks. Our customers of SpotLight applique systems include Verizon Wireless, ALLTEL Communications and Grupo Iusacell
Celular S.A. de C.V. of Mexico. As of March 31, 2002, we have sold over 390 SpotLight applique systems worldwide. As an improvement to our current SpotLight 2200 applique product, we entered into an agreement with
Lucent Technologies to better and more closely integrate our SpotLight 2200 CDMA smart antenna system into
Lucent's Flexent(TM)Modular Cellular base station.

During 2002 we have been developing new products that we believe will expand our market base to tower and base station operators in addition to our traditional customers. SmartShare(TM)Antenna Sharing Solution is our new antenna sharing solution that allows multiple wireless operators, who may operate at different frequencies, to share a single set of antenna panels at a cell site. Wireless network operators benefit from this arrangement because it will provide access to more cell sites in areas where tower space is limited. SmartShare will provide operators with the flexibility to independently define and optimize antenna patterns to fit their particular needs. SmartShare enables tower operators to take advantage of shared antenna economies by accommodating more operators on their towers and by offering multiple operators a premium position on the tower. In February 2002, we signed an agreement with Crown Castle to develop and supply our SmartShare products for use in their tower locations. We expect to test the SmartShare product with Crown Castle in the third quarter of 2002.

Our SmartCell product uses our proprietary Cell Sculpting(TM)technology that enables a wireless network operator to "sculpt" or shape a cell's coverage pattern in a way that delivers greater performance, capacity and coverage benefits than off-the-shelf sector antennas. Cell Sculpting technology is used to determine an optimal pattern for a cell site, which is then captured in a personality module that is installed at the back of each antenna panel. Unlike the fixed patterns of conventional sector antennas, SmartCell allows wireless network operators to change antenna patterns by swapping out the personality module. Our SmartCell solution is designed to be compatible with base stations operating in the cellular and PCS frequency bands. We expect to complete an initial trial in the third quarter 2002 with a leading wireless operator.

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

The Company has recorded charges of $22.5 million relating to this restructuring, $18.1 million of which was recorded in 2001 and $4.4 million was recorded in the first quarter of 2002.

Results of Operations

	Three Months Ended June 30,
	2002	%	2001	%
Revenues	$ 6,167	100.0	$ 10,009	100.0
Cost of revenues	4,164	67.5	9,278	92.7
Gross (loss) profit	2,003	32.5	731	7.3
Operating expenses:
research and development	3,878	62.9	7,890	78.8
Sales,marketing and customer operations	3,276	53.01	3,417	34.1
General and administrative	2,215	35.9	4,494	44.9
Impairment of goodwill	24,000	389.2	-	-
Amortization of intangibles and goodwill	417	6.7	4,906	49.0
Total operating expenses	33,786	547.8	20,707	206.8
Loss from operations	(31,783)	(515.3)	(19,976)	(199.5)

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

Revenues were $6.2 million in the first quarter of 2002 and $10.0 million in the first quarter of 2001, a decrease of 38.0%. .. This decrease was primarily due to a general slowdown in the worldwide economy and spending by wireless telecommunications companies.

Gross Margin

During the three months ended March 31, 2002 we had a manufacturing agreement with Viasystems. The cost of revenues for products produced by Viasystems is the unit price paid to Viasystems and certain other costs such as a provision for warranty costs. Our gross margins are generally higher for hardware revenues than for service revenues. We anticipate that our overall gross margins will fluctuate from period-to-period as a result of shifts in product mix, impact of deferred revenues, anticipated decreases in average selling prices and our ability to reduce costs.

Gross margin was $2.0 million or 32.5% in the first quarter of 2002 and $0.7 million of 7.3% in the first quarter of 2001. Gross margin in the first three months of 2001 was negatively affected by the recording of a $1.2 million inventory charge for excess and obsolete inventory and product enhancements and changes in the product mix as compared to the first three months of 2002.

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

Sales, Marketing and Customer Operations

Our sales, marketing and customer operations expense consists of salaries, sales commissions and expenses for personnel engaged in marketing, sales and field service support for new installations and installed base, as well as promotional expenditures. We believe that these expenses will decrease in the future as a result of restructuring efforts in 2001 and 2002. Sales, marketing and customer operations expense decreased 2.9% to $3.3 million for the first quarter of 2002 from $2.5 million in the second quarter of 2001 and decreased 3.8% to $5.7 million for the six months ended June 30, 2002 from $3.4 million for the first quarter of 2001. The decrease was primarily due to staff reductions and operational improvements made as a part of our restructuring efforts in 2001 and the first quarter of 2002.

General and Administrative

Our general and administrative expense consists primarily of salaries and personnel related expenses, recruiting and relocation expenses, professional and consulting fees, insurance premiums and other corporate expenses. Due to our restructuring efforts in 2001 and 2002 we expect general and administrative costs to decrease in the future. General and administrative expense decreased 51.1% to $2.2 million in the first quarter of 2002 and $4.5 million in the first quarter of 2001. The decrease was primarily due to our restructuring efforts in 2001 and the first quarter of 2002.

Loss on Impairment of Goodwill

As of March 31, 2002, we determined that our recorded goodwill had been impaired under the provisions of SFAS 142. As a result, we recorded a $24.0 million loss on impairment of intangible assets in the first quarter of 2002. There was no other impairment based on the Company's analysis.

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

Loss from Discontinued Operations

Loss from discontinued operations includes the results of our discontinued GSM SpotLight operating unit and disposal of GSM SpotLight related assets. Loss from discontinued operations increased 205.8% to $5.2 million in the first quarter of 2002 from to $1.7 million in the first quarter of 2001. We expect results from discontinued operations to continue to decrease as we conclude activities related to the discontinued operating unit.

Liquidity and Capital Resources

Our cash and short-term investment portfolio totaled $24.9 million at March 31, 2002 as compared to $33.0 million at December 31, 2001. Our investments are composed primarily of money market funds and commercial paper with a maturity of three months or less to minimize interest rate risk and facilitate rapid deployment for immediate cash needs. The Company has $4.5 million of restricted cash as of March 31, 2002 to support letters of credit associated with leases in the United States and short-term notes in China. The Company had $4.2 million of restricted cash as of December 31, 2001 to support letters of credit associated with leases in the United States and short-term notes in China.

As of March 31, 2002, we do not have any off-balance sheet arrangements.

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

For the three months ended March 31, 2002, net cash from operating activities was $1.0 million compared to $13.6 million used during the same period in 2001. In three months ended March 31, 2002, our operating activities included uses of cash to fund our net loss of $31.9 million, a decrease in accounts payable and accrued liabilities of $2.1 million and a decrease in deferred revenue of $0.1 million. We offset cash uses with a decrease of accounts receivable of $7.9 million, a decrease of $1.7 million in prepaid and other non current assets,a decrease of inventories of $0.2 million, non-cash charges for depreciation and amortization of $0.8 million, non-cash stock compensation expenses of $0.5 million, and a $24.0 million non-cash impairment of goodwill. For the three months ended March 31, 2001, our operating activities included uses of cash to fund our net loss of $19.7 million, increased inventories of $5.1 million and a decrease in prepaid and other non-current assets of $1.0 million. We partially offset cash uses with a decrease in accounts receivable of $2.1 million, increases in accounts payable and accrued liabilities of $0.2 million, an increase in deferred revenues of $0.4 million, non-cash charges to deprecation and amortization of $5.6 million and non-cash stock compensation expenses of $3.9 million.

Our net cash used in investing activities for the three months ended March 31, 2002 was $0.3 million as compared to net cash provided of $7.2 million for the three months ended March 31, 2001. Net cash used in investing activities was primarily for the purchase of test equipment, leasehold improvements, and customer support equipment to support our research and development and our customers. During the 2001 we received approximately $8.0 million in payment for inventory and fixed assets pursuant to the manufacturing agreement with Viasystems.

Our net cash used for financing activities for the three months ended March 31, 2002 was $0.8 million compared to net cash provided of $0.1 million for the three months ended March 31, 2001. Net cash used for financing activities was primarily principle payments on notes payable and capital lease obligations.

Our primary requirements for working capital over the next twelve months are to fund our operations, including spending on research and development and capital expenditures. We expect that the primary source of funds will be from operations and current working capital. If we achieve projected sales, lower the number of days our sales are outstanding, continue to liquidate of our inventory and reduce operating expenses over the next twelve months, should be sufficient to fund our cash requirements. If we do not achieve our projected level of quarterly sales over the next 12 months, which is significantly higher than our reported quarterly sales in the first three months of 2002, our ability to meet working capital requirements will be adversely affected. If this occurs, we will require additional funds in the future to support our working capital requirements or for other purposes, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financings as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable to our stockholders or us when we may require it, particularly in light of our depressed stock price and current market conditions in our industry. Any inability to obtain needed financing by us would have a materially adverse affect on our business and operating results.

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

Liquidity

During 2001, we raised $21.2 million through sales of common stock and $20.0 million through the sale of Series A Preferred Stock and Warrants. With existing cash and cash equivalents, if we achieve projected quarterly sales, lower the number of days our sales are outstanding, continue to liquidate of our inventory and reduce operating expenses, we should be able to fund our working capital requirements over the next 12 months. If we do not achieve the projected level of quarterly sales of over the next 12 months, which is significantly higher than reported quarterly sales in the first three months of 2002, we will have to raise funds to finance projected losses. Further, we may have to raise funds to finance growth, to develop new or enhanced services or products, to respond to competitive pressures, to acquire complementary products, businesses or technologies or otherwise respond to unanticipated requirements. If we are required to raise additional funds we may seek to raise such funds through the sale of public or private equity and/or debt financings as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable to our stockholders or us when we may require it, particularly in light of our depressed stock price and current market conditions in our industry. If adequate funds are not available or are not available on acceptable terms, we would not be able to fund our ongoing operations or take advantage of unanticipated acquisition opportunities, develop or enhance products and services or respond to competitive pressures. Any inability to obtain needed financing by us would seriously harm our business and results of operations. See Going Concern Consideration for more information.

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

Development and Sales Delays

We are still in the development stage of our new SmartCell and SmartShare products. While we anticipate that the initial sale of SmartShare will occur in 2002 and the initial sale of SmartCell will occur in 2003, we may encounter unforeseen delays. Such delays may include unforeseen design complexities, loss of skilled personnel, failure to achieve expected performance requirements and supplier non-performance. Our agreement for the development and sale of SmartShare, signed in February 2002, requires the satisfaction of performance criteria and delivery schedules as conditions of purchases of SmartShare by Crown Castle. In the past we have experience delays in the development of our products. Should any problems or obstacles delay the commercialization of either of these products, operating results could fall significantly below our expectations.

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

  gain or loss of significant customers;
  our ability to increase or maintain sales to our existing customers;
  delays in customer orders;
  our ability to reduce manufacturing costs of our smart antenna systems;
  our ability to introduce and successfully market new smart antenna systems and embedded solutions;
  introduction and enhancement of competitive or substitute products by our competitors;
  limitations in our manufacturing capacity; and
  delays or changes in regulatory environments.

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

Potential impairment of our Goodwill and Intangible assets

The adoption of SFAS No. 142, effective January 1, 2002, resulted in our discontinuation of amortization of goodwill; however, we are required to test goodwill for impairment periodically and upon the occurrence of certain events. We had no impairment of goodwill upon adoption, however, during the first quarter of 2002, we tested for impairment due to the significant drop in market capitalization, which resulted in a charge against earnings of $24.0 million for the first quarter of 2002. We have a remaining balance of $36.1 million recorded in goodwill and intangibles that are subject to these provisions, any impairment of which could have an adverse effect on the future results of operations. If we fail to achieve the projected level of sales of our products we may incur a future impairment of goodwill.

Limited number of suppliers

We rely on Viasystems Group , Inc to manufacture our Spotlight products pursuant to a five-year supply agreement. Under the agreement, Viasystems is responsible for the supplier and commodity management and the assembling and testing of finished systems from the components and subassemblies purchsaed from outside suppliers. We anticipate that we will also depend on a limited number of suppliers to manufacture our SmartShare and SmartCell antenna components. In addition, some of the other parts and components used in our products are available from a limited number of sources, such as linear power amplifiers supplied by Powerwave Technologies, Inc. and antenna panels from Decibel Products, a division of Allen Telecom Inc. The reliance on these sole or limited source suppliers involves certain risks and uncertainties, including the possibility of a shortage or discontinuation of certain key components or the financial health and continued operations of the supplier. Any reduced availability of these parts or components when required could materially impair the ability to manufacture and deliver our products on a timely basis and result in the cancellation of orders, which could significantly harm our business and operating results.

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

Governments currently limit the amount of spectrum each carrier is allowed in any market. Any increase in spectrum allowance by governments may adversely affect us. See "Business--Government Regulation" in Form 10-K as filed on April 15, 2002 for more information regarding the governmental control and approval of our business.

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

Risks Related to Our Stockholders

Potential for Nasdaq delisting

On April 29, 2002 we received notice from Nasdaq that we need to comply with the $1.00 minimum bid requirement for continued listing on the Nasdaq National Market for 10 consecutive trading days by July 25, 2002 or be moved to, and traded on, the Nasdaq SmallCap Market. We believe the Company currently meets all listing requirements of the Nasdaq National Market, except the $1.00 minimum bid price. If our stock listing is transitioned to the Nasdaq Small Cap Market we would have until October 28, 2002 to trade above $1.00 per share for 30 consecutive trading days to remain on the SmallCap Market. We may also be eligible for an additional 180-day calendar grace period beyond October 28, 2002 provided we meet the initial listing criteria for the SmallCap Market. If we fail to do that, we would be delisted from Nasdaq and would most likely be quoted on the OTC Bulletin Board. If our stock is removed from the Nasdaq National Market or the Nasdaq SmallCap Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. Additionally, our stock may be subject to "penny stock" regulations.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

(a)         Exhibit Number

3.1*	Certificate of Incorporation of the Registrant.
3.2*	Bylaws of the Registrant
4.1*	Form of Stock Certificate.

        *       Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-30568, originally filed with the Commission on February 17, 2000, as subsequently amended, and incorporated herein by reference.

(b)         Reports on Form 8-K

1.	Report on Form 8-K, as filed with the SEC on March 14, 2002, reporting the discontinuation of our GSM SpotLight product line, the restructuring of operations and the revision of certain 2001 quarterly results.
2.	Report on Form 8-K, as filed with the SEC on April 22, 2002 announcing a change in the Company's independant accountant, Arthur Andersen LLP ("Andersen") elected no to stand for re-election for the 2002 audit quarterly reviews.
3.	Report on Form 8-K, as filed with the SEC on May 8, 2002 announcing a change in the Company's independant accountant, Arthur Andersen LLP ("Andersen") elected no to stand for re-election for the 2002 audit quarterly reviews.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 15, 2002	METAWAVE COMMUNICATIONS CORPORATION,
/s/ Larry R. Scheer Larry R. Scheer Vice President of Finance (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number

3.1*	Certificate of Incorporation of the Registrant.
3.2*	Bylaws of the Registrant
4.1*	Form of Stock Certificate.

*Previosly filed as an exhibit to Registrant's registration statement on Form S-1 File No. 333-30568, originally filed with the Commission on February 17, 2000, as subsequently amended, and incorporated herin by reference.