Form 10-K/A
period 2001-12-30
METAWAVE COMMUNICATIONS CORP
filed 2002-10-30
CIK 1028361

SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001 or
| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-24673

METAWAVE COMMUNICATIONS CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1673152 (IRS Employer Identification No.)

10735 Willows Road NE Redmond, WA 98052
(Address of principal executive offices, including zip code)

(425) 702-56002
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.0001
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

METAWAVE COMMUNICATIONS CORPORATION

INDEX

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  Signatures
  Certifications
  Exhibit Index
  Exhibit 10.36
  Exhibit 99.1
  Exhibit 99.2

This amendment on Form 10-K/A amends the Annual Report of Metawave Communications Corporation on Form 10-K previously filed for the fiscal year ended December 31, 2001 (the “Prior Report”). Except as specifically indicated herein, no other information included in the Prior Report on Form 10-K is amended by this Form 10-K/A.

Item 14, “Exhibits, Financial Statement Schedules, and Reports on Form 8-K,” is hereby amended for the sole purpose of amending Exhibit 10.36 and that all prior exhibits are as filed with the Prior Report and that except as specifically set forth in Exhibit 10.36, no other information included in the Prior Report is amended by this form 10-K/A.

Item 14. Exhibits, Financial Statement, Schedules and Reports on Form 8-K

                (a) Documents Filed as part of this report:

                       (3) Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description
10.36 *	Supply Agreement between the Registrant and Crown Castle dated February 26, 2002.
99.1	Certification
99.2	Certification
*	Confidential treatment has been requested with respect to certain portions of this Exhibit which has been filed separately with the Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of October 30, 2002.

METAWAVE COMMUNICATIONS CORPORTATION

/s/ GARY FLOOD

Gary Flood
Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2002

CERTIFICATIONS

I, Gary Flood, certify that:
1	I have reviewed this annual report on Form 10-K, as amended, for Metawave Communications Corporation;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ GARY FLOOD

Gary Flood
Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2002

I, Larry R. Scheer, certify that:
1	I have reviewed this annual report on Form 10-K, as amended, for Metawave Communications Corporation;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ LARRY R. SCHEER

Larry R. Scheer
Vice President of Finance
(Principal Financial and Accounting Officer)

Date: October 30, 2002

EXHIBIT INDEX

Exhibit Number	Description
10.36 *	Supply Agreement between the Registrant and Crown Castle dated February 26, 2002.
99.1	Certification
99.2	Certification
*	Confidential treatment has been requested with respect to certain portions of this Exhibit which has been filed separately with the Commission

Exhibit 99.1

Metawave Communications Corporation

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Metawave Communications Corporation (the “Company”) on Form 10K/A
for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the
“Report”), I, Gary Flood, Chief Executive Officer of th Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gary Flood
Gary Flood
Chief Executive Officer
October 30, 2002

Exhibit 99.2

Metawave Communications Corporation

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Metawave Communications Corporation (the “Company”) on Form 10-K/A
for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the
“Report”), I, Larry R. Scheer, Vice President of Finance (Principal Financial and Accounting Officer) of the Company,
certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Larry R. Scheer
Larry R. Scheer
Vice President of Finance (Principal Financial and Accounting Officer)
October 30, 2002