Form 10-K
period 2002-09-29
METAWAVE COMMUNICATIONS CORP
filed 2002-11-14
CIK 1028361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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
Yes [X]      No [ ]

The number of shares outstanding of the registrant's common stock as of November 11, 2002 was 51,718,162 .

METAWAVE COMMUNICATIONS CORPORATION
FORM 10-Q

For the Quarter Ended September 30, 2002

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets - September 30, 2002 and December 31, 2001
Consolidated Statements of Operations - Three and Nine months ended September 30, 2002 and 2001
Consolidated Statements of Cash Flows - Nine months ended September 30, 2002 and 2001
Notes to Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure of Market Risk
Item 4.	Controls and procedures

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signature
Certifications
Index to Exhibits

PART I. Financial Information

Item 1. Financial Statements

METAWAVE COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2002	2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 3,907	$ 28,851
Restricted cash	3,488	4,175
Accounts receivable, net	3,684	11,371
Receivable from Viasystems Group, Inc.	75	5,153
Inventories, net	6,128	5,111
Prepaid expenses and other assets	1,446	3,926
Total current assets	18,728	58,587
Property and equipment, net	1,517	3,323
Goodwill	35,753	59,205
Other intangibles, net	2,657	4,297
Other noncurrent assets	17	143
Total assets	$ 58,672	$125,555
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 2,576	$ 8,715
Payable to Viasystems Group, Inc.	-	6,762
Other current liabilities	4,775	8,347
Accrued compensation	1,569	2,914
Current portion of notes payable and capital lease obligations	673	2,689
Total current liabilities	9,593	29,427
Notes payable and capital lease obligations less current portion	524	1,268
Total liabilities	10,117	30,695
Commitments and contingencies	-	-
Convertible preferred stock, $.0001 par value:
Authorized shares - 10,000,000 at September 30, 2002 and December 31, 2001; Issued and outstanding shares - 84,782 at September 30, 2002 and December 31, 2001, and warrants. Liquidation preference $20,000 plus pro rata with common stockholders to $40,000	20,000	20,000

Stockholders' equity:
Common stock, $.0001 par value, and paid-in capital:
Authorized shares - 150,000,000 at September 30, 2002 and December 31, 2001; Issued and outstanding shares - 51,664,842 and 51,662,687 at September 30, 2002 and December 31, 2001, respectively	340,426	340,776
Deferred stock compensation	(332)	(1,430)
Accumulated other comprehensive income	167	30
Accumulated deficit	(311,706)	(264,516)
Total stockholders' equity	28,555	74,860
Total liabilities and stockholders' equity	$ 58,672	$ 125,555

See accompanying notes to consolidated financial statements.

METAWAVE COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except earnings per share and share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Product revenues	$2,726	$3,111	$11,454	$17,959
Service revenues	1,264	2,110	2,877	5,792
Total revenues	3,990	5,221	14,331	23,751
Cost of product revenues	1,441	1,399	6,902	20,329
Cost of service revenues	1,031	1,919	2,796	5,111
Total cost of revenues	2,472	3,318	9,698	25,440
Gross (loss) profit	1,518	1,903	4,633	(1,689)
Operating expenses:
Research and development	2,524	6,271	9,514	23,115
Sales, marketing and customer operations	1,322	2,945	7,038	8,886
General and administrative	1,085	1,361	5,068	8,362
Impairment of goodwill	-	-	24,000	-
Amortization of intangibles and goodwill	419	4,455	1,253	13,815
Total operating expenses	5,350	15,032	46,873	54,178
Loss from operations	(3,382)	(13,129)	(42,240)	(55,867)
Other income (expense), net	1	(8)	(31)	673
Interest expense	(19)	(215)	(155)	(533)
Other income (expense), net	(18)	223	(186)	140
Net loss from continuing operations	(3,850)	(13,352)	(42,426)	(55,727)
Discontinued operations
Net loss from disposal of Spotlight GSM related assets	(975)	-	(4,775)	-
Net gain (loss) from operations discontinued business unit	1600	(1,948)	11	(5,002)
Net gain (loss) from discontinued operations	625	(1,948)	(4,764)	(5,002)
Net loss	$(3,225)	$(15,300)	$(47,190)	$(60,729)
Basic and diluted net loss per share from continuing operations	$(0.07)	$(0.27)	$(0.82)	$(1.22)
Basic and diluted net loss per share from disposal of Spotlight GSM related assets	(.02)	-	(.09)	-
Basic and diluted net loss per share from discontinued operations	$(0.03)	$(0.04)	$(0.00)	$(0.11)
Basic and diluted net loss per share	$(0.6)	$(0.31)	$(0.92)	$(1.33)
Weighted average shares used in computation of basic and diluted net loss per share	51,849	49,201	51,445	45,634

See accompanying notes to consolidated financial statements.

METAWAVE COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except earnings per share and share data)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Continuing Operations:
Operating Activities
Net loss from continuing operations	$(42,426)	$(55,727)
Adjustments to arrive at cash provided by operating activities:
Depreciation and amortization expense	2,237	16,098
Amortization of deferred stock compensation	689	5,843
Impairment of goodwill	24,000	-
Loss on disposal of certain assets	108	55
Changes in operating assets and liabilities:
Decrease in accounts receivable	8,224	211
Increase in inventories	(1,776)	(4,549)
Decrease (increase) in prepaids and other noncurrent assets	1,009	(468)
Decrease in accounts payable, accrued liabilities, and accrued compensation	(4,478)	(6,298)
Net cash used in operating activities	(12,413)	(44,835)

Investing Activities
Net proceeds from sale of inventory and fixed assets	-	7,964
Purchases of equipment and intangible assets	(862)	(2,026)
Net cash provided by (used in) investing activities	(862)	5,938

Financing Activities
Net proceeds from exercise of common stock options	11	980
Net proceeds from sale of common stock	-	21,644
Principal payments on notes payable and capital lease obligations	(1,894)	(2,002)
Net cash provided by (used in) financing activities	(1,883)	20,622
Net decrease in cash and cash equivalents	(15,158)	(18,275)
Effect of exchange rate changes on cash	62	261
Cash and cash equivalents used for continuing operations	$(15,096)	$(18,014)
Cash used for discontinued operations	(10,535)	(3,760)
Cash and cash equivalents at beginning of period	33,026	37,921
Cash and cash equivalents at end of period	$7,395	$16,147

See accompanying notes to consolidated financial statements

METAWAVE COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of the Business

Metawave Communications Corporation, a Delaware corporation (the “Company”), headquartered in Redmond, Washington, provides smart antenna products and services to wireless operators, tower operators and base station manufacturers facing capacity constraints and performance issues in the wireless communications industry. The Company believes that its smart antenna systems improve overall network performance by increasing capacity, improving or maintaining network quality, reducing network operating costs and better managing network infrastructure. Our smart antenna systems are designed to allow wireless network operators, tower operators and base station manufacturers to address wireless network challenges, allowing them to more cost-effectively keep pace with growth in subscriber rates and minutes of use and increased demand for digital voice and data services. Our technologies are designed to be implemented in a variety of market segments in the worldwide wireless communications industry and currently support various CDMA, GSM, third generation (3G) and analog standards.

2. Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements of Metawave Communications Corporation have been prepared in conformity with accounting principles general accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements filed on April 15, 2002 as part of Form 10-K.

The Company uses a 52-week fiscal year ending on the Sunday closest to December 31. The 2001 fiscal year ended on December 31, 2001, with each of the fiscal quarters representing a 13-week period. The third quarter of 2002 ended on Sepetember 29, 2002. For convenience of presentation, all fiscal periods in these financial statements are treated as ending on a calendar month end.

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

4. Revenue Recognition

Revenues consist of sales to end-users. Our sales agreements do not provide a right of return. Sales of our products are recognized when title to the system and risk of loss is transferred to the customer and all customer acceptance conditions, if any, have been satisfied, and collection is probable. The Company defers any portion of equipment revenue that is billable after completion of installation and optimization services.

Service revenues, generally for installation and optimization, are recognized when the services have been performed and all customer acceptance conditions, if any, have been satisfied. Our maintenance contract revenues are deferred and recognized ratably over the term of the agreement (which is typically one year). Revenues from our nonrecurring engineering contracts are recognized based on the percentage-of-completion method using a milestone method to calculate the appropriate units of work recognized. All nonrecurring engineering contracts have been completed as of September 30, 2002.

5. Termination of Manufacturing Outsourcing Agreement

During the first quarter of 2001, the Company entered into an exclusive, five-year supply agreement with Viasystems Group, Inc. (“Viasystems”) to outsource substantially all of its manufacturing operations to Viasystems, a provider of electronics manufacturing services. In August of 2002, the Company and Viasystems mutually agreed to terminate this supply agreement. The Company paid an aggrate of $3.5 million as follows: $0.1 million for all amounts owed to Viasystems, $3.1 million for remaining inventory commitments and additional inventory purchased and $0.3 million for the purchase of related fixed assets. As of September 30, 2002 the Company had paid a total of $2.9 million.

6. Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations", which resulted in discontinuation of future amortization of goodwill.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company tested goodwill for impairment in the first quarter of 2002, which resulted in a charge of $24.0 million. Any future impairment could have an adverse effect on the future results of operations.

Prior to adoption of this statement goodwill and other intangibles were amortized using the straigh-line method over the estimated useful life of five years for financial statement purposes. Net income and earnings per share for the three and nine months periods ended September 30, 2001 are adjusted below to exclude amortization expense.

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2001
	(unaudited) (In thousands, except earnings per share and share data)
Reported net loss	$(15,300)	$(60,729)
Add back goodwill amoritzation	4,057	12,171
Adjusted net income	(11,243)	(48,558)

Basic and diluted net loss per share	$(0.31)	$(1.33)
Goodwill amortization	0.08	0.27
Adjusted basic and diluted net loss per share	$(0.23)	$(1.06)

In August 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements after December 15, 2001. Under SFAS No. 144, the results of operations of our SpotLight GSM operating unit have been classified as discontinued operations on the Consolidated Statement of Operations.

In April 2002, the FASB issued SFAS No. 145, "Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. Statement No. 145. recinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply certain criteria in APB Opinion No. 30, "Reporting the results of Operations - reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” in determining the classification of gains and losses resulting from the extinguishment of debt. Statement No. 145 is effective for fiscal years begining after May 15, 2002. The Company is currently evaluating the requirements and impact of this statement on its results of operations and financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit of disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severence costs that are associated with a restructuring, discontiued operation, plant closing or other exit or disposal activity. SFAS No 146 is to be applied prospectively to exit or disposal activies initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of this statement on its results of operations and financial position.

7. Inventories

	September 30, 2002	December 31, 2001
	(In thousands)
Materials and Components	$5,243	$3,449
Trial Units	-	585
Completed Systems	885	1,077
	$6,128	$5,111

8. Net Loss Per Share

Basic and diluted net loss per share is calculated using the weighted average number of shares of common stock outstanding, less the weighted-average number of restricted shares of common stock issued that are subject to repurchase. The effect of stock options, warrants and convertible preferred stock has not been included in the calculation of diluted net loss per share as their effect is antidilutive. Securities not included in the loss per share calculation (in thousands) were 18,229 and 6,479 in 2002 and 2001, respectively ..

9. Commitments

Total noncancelable material purchase commitments outstanding at September 30, 2002 were approximately $1.0 million, of which $0.6 million relate to Viasystems. As of December 31, 2001 the Company had material purchase commitments of approximately $6.0 million, of which $3.8 million related to Viasystems.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
		(In thousands)
United States	$3,495	$3,765	$13,205	$13,795
Mexico	239	954	870	8,952
Korea	256	502	256	1,004
Total	$3,990	$5,221	$14,331	$23,751

11. Restricted Cash

The Company has $3.5 million of restricted cash as of September 30, 2002 to support letters of credit associated with leases in the United States and certain inventory purchases associated with the termination of our manufacturing agreement with Viasystems. The Company had $4.2 million of restricted cash as of December 31, 2001 to support letters of credit associated with leases in the United States and short-term notes in China.

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

The Company has recorded charges of $22.3 million relating to this restructuring, $18.1 million of which was recorded in 2001. In 2002, a $4.4 million charge was recorded in the first quarter, a $0.4 million charge was recorded in the second quarter and a $0.6 million gain was recorded in the third quarter.

	Three months ended
	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001
	(In thousands, except earnings per share and data share)
Employee termination benefits	-	$ 320	$ 1,061	-
Other charges (gain)	$ (641)	71	3,321	$ 18,145
Total restructuring charge (gain)	$ (641)	$ 391	$ 4,382	$ 18,145

Loss (gain) per share	$ (0.01)	$ 0.01	$ 0.09	$ 0.35
Total included in continuing operations	-	136	692	-
Total included in discontinued operations.	(641)	255	3,690	18,145

Other charges for the three months ended September 30, 2002 included a $1.5 million gain from the reversal of an estimated liability related to the discontinued operations which was accrued in the first quarter of 2002, and a $1.0 million loss on the write-off of assets related to the Spotlight GSM product.

Employee termination benefits of $1.4 million primarily included severance costs for 147 employees. The other charges consist primarily of losses on disposal of property, equipment and inventory and costs related to exiting the SpotLight GSM product line.

13. Discontinued Operations

As a result of the restructuring discussed in note 12, the Company disposed of its SpotLight GSM related business unit. As of Septmeber 30, 2002 the business unit has been disposed of by scrap and limited sales of fixed assets and inventory components. A total of $1.0 million in accrued potential obligations remains on the balance sheet as of September 30, 2002. The amounts on the consolidated financial statements for the three and nine month periods ended September 30, 2001 have been reclassified to reflect the disposal of this business unit.

14. Subsequent Events

The Company has filed a claim with our insurance provider for business interruption losses arising out of the fire that destroyed our Taiwan facility in May of 2001. The magnitude and timing of any insurance proceeds are not known at this time.

The Company announced a restructuring of its operations in October of 2002 to realign the Company with current market expectations. As a part of this restructuring the Company reduced its workforce by approximately 30%, resulting in employee termination benefits of approximately $0.7 million. The Company is also in the process of renegotiating or terminating its operating lease for it's headquarters in Redmond, WA as a part of the restructuring. The Company expects that a charge will be taken as a result of this renegotiation or termination, although the Company is currently unable to estimate that charge.

>

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

Forward-Looking Statements

Certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe harbors created by this law. You generally can identify these statements by our use of forward-looking words such as "plans,""estimates," "believes," "expects," "may," "will," "should" or "anticipates" or the negative or other variations of such terms or comparable terminology, or by discussion of the strategy that involves risks and uncertainties. We often use these types of statements when discussing our plans and strategies, our anticipation of revenues from the markets for our services and products, our anticipated capital expenditures, operations support systems or change in regulatory requirements and other statements contained in this report regarding matters that are not historical facts.

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

Our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, you should carefully consider various factors that might cause actual results to differ materially from stated expectations. Please see the "Risks Related to Our Business" and "Risks Related to our Stockholders" below and the various risks outlined in our filings with the Securities and Exchange Commission from time-to-time.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest pottential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we used in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for the allowance for bad debts, allowance for excess and obsolete inventory and reserve warranty expense.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely event that would result in materially different amounts being reported.

Allowance for Bad Debts

We periodically analyze our trade accounts receivable to estimate the potential impact of bad debts. We base our estimate on historical bad debt rates and the credit history of the customers in question. If actual or expected future bad debts were significantly greater or lower than the established allowance, we would record a reduction or increase to the allowance that would affect the total operating expenses reported in such a period.

Allowance for Excess and Obsolete Inventory

Inventories, which are composed of materials and components, trial units and completed systems, are valued at the lower of cost (first in, first out) or market. On a periodic basis, we compare the amount of inventory on hand and under commitment with our latest forecasted requirements to determine whether write-downs for excess or obsolete inventory are required. Actual requirements in any future periods are inherently uncertain and thus may differ from our estimates. If actual or expected requirements were significantly greater or lower than the established reserves, we would record a reduction or increase to net revenues in the period in which we made such a determination.

Reserve for Warranty Expense

As part of our revenue recognition policy, we record estimated expense from customers as reductions to revenues over the term of the warranty. We base our estimates on the historical rates of warranty expenses. Actual expenses and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected warranty expenses were significantly greater or lower than the established reserves, we would record a reduction or increase to net revenues in the period in which we made such a determination.

Goodwill Impairment

The Company evaluates the valuation of its goodwill according to the provisions of SFAS 142 to determine if the current value of goodwill has been impaired. To do this the Company determines the present value of anticipated cash flows based on anticipated results of operations over a five year period. Any negative change in the Company´s projected results of operation may also lead the Company to re-evaluate its current recorded balance of $35.2 million, which may result in additional impairment charges in the future.

Company Overview

The global wireless telecommunications industry continued to experience a very challenging period during the first nine months of 2002, during which capital expenditures continued to contract. Our customers are facing slowing revenue growth, reduced access to capital and the need to carefully manage their cash flow and profitability. In response to these challenges, our customers are reducing capital expenditures and rethinking their plans to expand their networks. As a result, the Company has experienced lower revenues during 2002 as compared with prior periods. If capital investment levels continue to decline, or if the markets for our products grow at a slower pace than we anticipate, our revenues and profitability will continue to be adversely affected. We continue to focus on smart antenna solutions, and have added new smart antenna product offerings to better match the opportunities offered by the wireless equipment market.

Our SpotLight(R) smart antenna systems are appliques or add-ons to existing or new base stations and are intended to increase the capacity and improve the performance of current 2G and 2.5G CDMA networks. Our customers of SpotLight applique systems include Verizon Wireless, ALLTEL Communications and Grupo Iusacell Celular S.A. de C.V. of Mexico. As of September 30, 2002, the Company has sold approximately 425 SpotLight applique systems worldwide. As an improvement to our current SpotLight 2200 applique product, in October of 2001 we entered into an agreement with Lucent Technologies to better and more closely integrate our SpotLight 2200 CDMA smart antenna system into Lucent's Flexent(TM) Modular Cellular base station.

During 2002 we have been developing new products that we believe will expand our market base to tower and PCS wireless operators in addition to our traditional customers. SmartShare(TM) antenna sharing solution is our new antenna application that allows multiple wireless operators, who may operate at different frequencies and multiple air interface standards, to share a single set of antenna panels at a cell site. Wireless network operators benefit from this arrangement because it will provide access to more cell sites in areas where tower space is limited or zoning restrictions preclude building of new tower sites. SmartShare will provide operators with the flexibility to independently define and optimize antenna patterns to fit their particular needs. SmartShare enables tower operators to take advantage of shared antenna economies by accommodating more operators on their towers and by offering multiple operators a premium position on the tower. In February 2002, we signed an agreement with Crown Castle to develop and supply our SmartShare products for use in their tower locations. During the third quarter of 2002 we successfully completed testing the SmartShare prototype with Crown Castle.

Our SmartCell product uses our proprietary Cell Sculpting(TM) technology that enables a wireless network operator to "sculpt" or shape a cell's coverage pattern in a way that delivers greater performance, capacity and coverage benefits than off-the-shelf sector antennas. Cell Sculpting technology is used to establish an optimal antenna pattern for a cell site, which is captured in a personality module that is installed in the back of each antenna panel. Unlike the fixed patterns of conventional sector antennas, SmartCell allows wireless network operators to change antenna patterns by swapping out the personality module. Our SmartCell solution is designed to be compatible with base stations operators in the cellular and PCS frequency bands across multiple air interface standards. We successfully completed an initial trial during the third quarter of 2002 with a leading wireless operator.

We have also developed embedded adaptive smart antenna solutions, which have been field tested to demonstrate CDMA (IS-95) system performance enhancements. The same solutions can be applied to CDMA2000 and WCDMA. Our embedded solutions increase network capacity by utilizing fully adaptive beam forming techniques that track individual mobile subscribers, and hence reduce interference from surrounding users and base stations. In February 2001, we entered into an agreement with Samsung to embed our adaptive smart antenna technology into some of their base stations. During the third quarter of 2002 we completed field trials of this technology and we are currently reviewing the results.

Beginning in March of 2002 the Company implemented a restructuring plan to discontinue the SpotLight GSM product, reduce our workforce and consolidate facilities. After evaluation of the market, we determined that the SpotLight GSM product did not have sufficient customer demand to continue with the product. While this decision was made based on market circumstances in the first quarter of 2002, we determined that the discontinuance of the SpotLight GSM product impaired the carrying value of the inventory and other assets associated with the product as of December 31, 2001. Accordingly, a provision for the write down of these assets was made in the year ended December 31, 2001.

The Company has recorded charges of $22.3 million relating to this restructuring, $18.1 million of which was recorded in 2001. In 2002, a $4.4 million charge was recorded in the first quarter, a $0.4 million charge was recorded in the second and $0.6 million gain was recorded in the third quarter.

During October of 2002 we implemented a restructuring plan of its operations and has named Gary S. Flood as its chief executive officer. As part of the restructuring, Robert H. Hunsberger has resigned his position as chief executive officer and will remain as chairman of the board. The restructuring also involved a reduction in force of approximately 30 percent of the Company's workforce, resulting in employee termination benefits of approximately $0.7 million. The Company is also in the process of renegotiating or terminating its operating lease for it's headquarters in Redmond, WA as a part of the restructuring. The Company exects that a charge will be taken as a result of this renegotiation or termination, although the Company is currently unable to estimate that charge.

Liquidity and Capital Resources

Our cash and short-term investment portfolio totaled $7.4 million at September 30, 2002 as compared to $33.0 million at December 31, 2001. Our investments are composed primarily of money market funds and commercial paper with a maturity of three months or less to minimize interest rate risk and facilitate rapid deployment for immediate cash needs. We have $3.5 million of restricted cash as of September 30, 2002 to support letters of credit associated with leases in the United States and certain inventory purchases associated with the termination of our manufacturing agreement with Viasystems. We had $4.2 million of restricted cash as of December 31, 2001 to support letters of credit associated with leases in the United States and short-term notes in China.

As of September 30, 2002 we do not have any off-balance sheet arrangements.

We lease our facilities under noncancelable operating lease agreements that expire on various dates through 2005. We lease certain equipment under noncancelable capital leases that expire on various dates through 2004.

The operating lease for our headquarters in Redmond, Washington expires on May 31, 2005. We may, at our option, extend the term of this lease for two successive periods of five years each. The option to extend must be elected 12 months prior to the expiration of the initial lease term. In connection with this arrangement, we have issued a letter of credit in favor of the landlord in the amount of $2.5 million. We are in the process of renegotiating or terminating this operating lease as a part of our restructuring announced in October of 2002.

Total purchase orders and other noncancelable purchase commitments outstanding at September 30, 2002 were approximately $1.0 million.

For the nine months ended September 30, 2002, we used net cash in operating activities of $12.4 million compared to $44.8 million during the same period in 2001. In the nine months ended September 30, 2002, our operating activities included uses of cash to fund our net loss of $42.4 million, an increase in inventory of $1.8 million and a decrease in accounts payable and accrued liabilities of $4.5 million. We partially offset cash uses with a decrease of accounts receivable of $8.2 million and a decrease of $1.0 million in prepaid and other assets. We have adjusted net loss for non-cash charges for depreciation, amortization, stock compensation expenses and the impairment of goodwill totaling $27.0 million. For the nine months ended September 30, 2001, our operating activities included uses of cash to fund our net loss of $55.7 million, increased inventories of $4.5 million, an increase in prepaid and other assets of $0.5 million and a decrease in accounts payable and accrued liabilities of $6.3 million. We partially offset cash uses with a decrease in accounts receivable of $0.2 million. We have adjusted net loss for non-cash charges for depreciation, amortization and stock compensation expenses totaling $22.0 million.

Our net cash used in investing activities for the nine months ended September 30, 2002 was $1.0 million as compared to net cash provided of $5.9 million for the nine months ended September 30, 2001. Net cash used in investing activities was primarily for the purchase of test equipment, leasehold improvements, and customer support equipment to support our research and development and our customers. During 2001 we received approximately $8.0 million in payment for inventory and fixed assets pursuant to the manufacturing agreement with Viasystems.

Our net cash used for financing activities for the nine months ended September 30, 2002 was $1.9 million as compared to net cash provided of $20.6 million for the nine months ended September 30, 2001. Net cash used for financing activities was primarily principal payments on notes payable and capital lease obligations. The Company received approximately $21.6 million for issuance of common stock in the second and third quarter of 2001.

Our primary requirements for working capital over the next twelve months are to fund our operations, including spending on research and development and capital expenditures. We expect that the primary source of funds will be from operations and current working capital. It is important to note that the majority of our current inventory balance has been paid in full. If we achieve projected sales, continue to liquidate our inventory and reduce operating expenses over the next twelve months, this should be sufficient to fund our cash requirements. If we do not achieve our projected level of quarterly sales over the next 12 months, which is significantly higher than our reported quarterly sales in the first nine months of 2002, our ability to meet working capital requirements will be adversely affected.

The Company has filed a claim with our insurance provider for business interruption losses arising out of the fire that destroyed our Taiwan facility in May of 2001. While the magnitude and timing of any insurance proceeds are not known at this time, the potential impact on our liquidity may be significant.

If we are unable to meet our projections and/or if collected proceeds resulting from the claim with our insurance provider, if any, are not significant, we will require additional funds in the future to support our working capital requirements or for other purposes, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financings as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable to our stockholders or us when we may require it, particularly in light of our depressed stock price and current market conditions in our industry. Any inability to obtain needed financing by us could have a materially adverse affect on our business and operating results.

Results of Operations

Revenues

Revenues consist of sales to wireless operators. Our sales agreements do not provide a right of return. Sales of our products to wireless operators are recognized when title to the system and risk of loss is transferred to the customer, all customer acceptance conditions, if any, have been satisfied, and collection is probable. The Company defers any portion of equipment revenue that is billable after completion of installation and optimization services.

Service revenues, generally for installation and optimization, are recognized when the services have been performed and all customer acceptance conditions, if any have been satisfied. Our maintenance contract revenues are deferred and recognized ratably over the term of the agreement (which is typically one year). Revenues from our nonrecurring engineering contracts are recognized based on the percentage-of-completion method using a milestone method to calculate the appropriate units of work recognized.

Our contract terms, including pricing and acceptance criteria, if any, typically vary depending on the length of the sales cycle and the applicable contract terms for the installation and optimization of the product. We expect that a limited number of customers will account for a substantial percentage of our revenues for the foreseeable future. In the third quarter of 2002, Verizon (73.4%) and ALLTEL (14.2%) accounted for 87.6% of our total revenues. The majority of our revenues were from SpotLight 2200 product and related services.

Total revenues were $4.0 million in the third quarter of 2002 and $5.2 million in the third quarter of 2001, a decrease of 23.6%. Product revenues totaled $2.7 million in the third quarter of 2002 and $3.1 million in the third quarter of 2001, a decrease of 12.4%. Service revenues totaled $1.3 million in the third quarter of 2002 and $2.1 million in the third quarter of 2001, a decrease of 40.1%.

Total revenues for the nine months ended September 30, 2002 were $14.3 million as compared to $23.8 million in the nine months ended September 30, 2001, a decrease of 39.7%. Product revenues totaled $11.5 million in the nine months ended September 30, 2002 and $18.0 million in the nine months ended September 30, 2001, a decrease of 36.2%. Service revenues totaled $2.9 million in the nine months ended September 30, 2002 and $5.8 million in the nine months ended September 30, 2001, a decrease of 50.3%.

The decreases were primarily due to a general slowdown in the worldwide economy and capital spending by wireless telecommunications companies. In addition, service revenues were impacted by lower backlogs of uninstalled systems. The Company believes that our future revenues will be derived from SpotLight CDMA, with increasing contributions from SmartShare, SmartCell and embedded technologies over the next twelve months.

Gross Margin

The cost of revenues for products is the unit price paid and certain other costs such as a provision for warranty costs. Our gross margins are generally higher for hardware revenues than for service revenues. We anticipate that our overall gross margins will fluctuate from period-to-period as a result of shifts in product mix, impact of deferred revenues, anticipated decreases in average selling prices and our ability to reduce costs as well as timing of new product introduction and overall product volume. During the third quarter of 2002 we resumed the assembly and testing of our Spotlight CDMA systems in-house. These functions have previously been performed by Viasystems since the second quarter of 2001. We have not noted a significant change in gross margin as a result of the resumption of these functions.

Gross margin was $1.5 million or 38.0% in the third quarter of 2002 and $1.9 million or 36.4% in the third quarter of 2001. Gross margin was $4.6 million or 32.31% in the nine months ended September 30, 2002 and a negative $1.7 million in the nine months ended September 30, 2001. Gross margin in the first nine months of 2001 was negatively affected by the recording of a $5.4 million inventory charge for excess and obsolete inventory, product enhancements and changes in the product mix as compared to the first nine months of 2002.

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

Research and development expense decreased 59.8% to $2.5 million for the third quarter of 2002 from $6.3 million for the third quarter of 2001 and decreased 58.8% to $9.5 million for the nine months ended September 30, 2002 from $23.1 million for the nine months ended September 30, 2001. The decrease in research and development expense was primarily due to our restructuring efforts in 2001 and the first quarter of 2002.

Sales, Marketing and Customer Operations

Our sales, marketing and customer operations expense consists of salaries, sales commissions and expenses for personnel engaged in marketing, sales and field service support for new installations and installed base, as well as promotional expenditures. We believe that these expenses will decrease in the future as a result of restructuring efforts in 2001 and 2002, in particular as a result of our shift from a predominatly direct sales model to a sales representative model.

Sales, marketing and customer operations expense decreased 55.1% to $1.3 million for the third quarter of 2002 from $2.9 million in the third quarter of 2001 and decreased 20.8% to $7.0 million for the nine months ended September 30, 2002 from $8.9 million for the nine months ended September 30, 2001. The decrease was primarily due to staff reductions and operational improvements made as a part of our restructuring efforts in 2001 and the first quarter of 2002, in particular as a result of our shift from a predominantly direct sales model to a sales representative model.

General and Administrative

Our general and administrative expense consists primarily of salaries and personnel related expenses, recruiting and relocation expenses, professional and consulting fees, insurance premiums and other corporate expenses. Due to our restructuring efforts in 2001 and 2002 we expect general and administrative costs to decrease in the future.

General and administrative expense decreased 20.3% to $1.1 million in the third quarter of 2002 and $1.4 million in the third quarter of 2001, and decreased 39.4% to $5.1 million in the nine months ended September 30, 2002 from $8.4 million in the nine months ended September 30, 2001. The decrease was primarily due to our restructuring efforts in 2001 and the first quarter of 2002.

Impairment of Goodwill

As of March 31, 2002, we determined that our recorded goodwill had been impaired under the provisions of SFAS 142. As a result, we recorded a $24.0 million change for the impairment of intangible assets in the first quarter of 2002. There was no other impairment based on the Company's analysis. Any significant negative change in the Company´s projected results of operations may also lead to the Company to reevaluate its current goodwill balance of $35.3, which may result in additional impairment or charges in the future.

Other Income and Expenses

Our other income and expenses are composed primarily of investment income and interest expense on our outstanding leases and notes. Our investments are composed primarily of money market funds and commercial paper with maturities of three months or less. We anticipate that investment income will continue to fluctuate with our overall cash position.

Other expenses for the third quarter of 2002 were $18,000 as compared to other income in 2001 of $223,000. Other income/expense has decreased in 2002 from prior periods due to lower market returns and lower overall cash balances during 2002.

Discontinued Operations

Discontinued operations includes the results of our discontinued SpotLight GSM business unit and disposal of SpotLight GSM related assets. We expect results from discontinued operations to continue to decrease as we conclude activities related to the discontinued business unit. Should the Company realize any significant proceeds from its business interuption claim resulting from the fire in Taiwan in the second quarter of 2001, we would expect to report a gain from discontinued operations in the future.

Discontinued operations changed to a gain of $0.6 million in the third quarter of 2002 as compared to a loss of $1.9 million in the third quarter of 2001, and decreased 4.8% to $4.8 million in the first nine months of 2002 from $5.0 million in the first nine months of 2001. The gain in the third quarter was due to the reversal of an estimated liability accrued in the first quarter of 2002, net of a loss on the disposal of Taiwan manufacturing assets.

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

Liquidity

We believe existing cash and cash equivalents, projected quarterly sales, the continued liquidation of our inventory and reduced operating expenses over the next twelve months will be sufficient to fund our working capital requirements over the next 12 months. If we do not achieve our projected level of quarterly sales over the next 12 months, which is significantly higher than our reported quarterly sales in the first nine months of 2002, our ability to meet working capital requirements will be adversely affected. In addition to existing cash and projected quarterly sales, the Company has filed a claim with our insurance provider for business interruption losses arising out of the fire that destroyed our Taiwan facility in May of 2001. While the magnitude and timing of any insurance proceeds are not known at this time, the potential impact on our liquidity may be significant.

If we are unable to meet our projections and/or if collected proceeds resulting from the claim with our insurance provider, if any, are not significant, we may have to raise funds to finance projected losses. Further, we may have to raise funds to finance growth, to develop new or enhanced services or products, to respond to competitive pressures, to acquire complementary products, businesses or technologies or otherwise respond to unanticipated requirements. If we are required to raise additional funds we may seek to raise such funds through the sale of public or private equity and/or debt financings as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable to our stockholders or us when we may require it, particularly in light of our depressed stock price and current market conditions in our industry. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our ongoing operations or take advantage of unanticipated acquisition opportunities, develop or enhance products and services or respond to competitive pressures. Any inability to obtain needed financing by us could seriously harm our business and results of operations. See Going concern consideration for more information.

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

On November 6, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our officers and directors as well as against the underwriters who handled our April 26, 2000 initial public offering of common stock. The complaint was filed on behalf of persons who purchased our common stock during the time period beginning on April 26, 2000 and ending on December 6, 2000. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the assertion that there was undisclosed compensation received by our underwriters in connection with our initial public offering. The individual defendants in this case were dismissed on October 9, 2002. The company and the underwriters remain defendants in the case.

On May 14, 2002, Hencorp Technology (Shanghai) Group Co., Inc., a former distributor of Metawave's Spotlight GSM systems in China, filed suit against Metawave Communications Corporation and its Chinese subsidiary, Metawave Communications and Trading (Shanghai) Co., Inc. in Shanghai No.1 Intermediate People's Court alleging that Metawave owes it approximately $600,000 as a result of purported verbal agreements regarding the purchase and sale of Spotlight GSM systems in China.

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

Lower than expected growth trends in the wireless communications industry

Our future operating results will depend upon the continued growth and increased availability and acceptance of wireless communications services. Current trends in growth rates have been down. There can be no assurance that the current trends will reverse and the volume and variety of wireless services or the markets for and acceptance of such services will grow, or that any such growth will create a demand for our systems. If current trends continue, or recover at a slow rate, our sales will be lower than expected, which would adversely affect our business and operating results.

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

In addition, as a result of our revenue recognition policy (see note 4 to our financial statements), we will defer revenues for that portion of the revenue derived from that system until the installation and optimization services are completed. These delays could contribute to fluctuations in our revenues and margins from quarter to quarter and negatively affect our cash flow and business operations. Moreover, delays in installation may contribute to delays in obtaining new sales orders from customers as customers' inventory of uninstalled products systems increase. A significant reduction in order activity from customers could harm our business and operating results.

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
  limitations in our suppliers or manufacturing capacity; and
  delays or changes in regulatory environments.

Concentration of customers

Due to the highly concentrated nature of the wireless industry and the recent industry consolidation, we depend on a limited number of wireless network operators for substantially all of our revenues from our SpotLight product. The loss of a customer or a delay in an order from a customer could impact our operating results. Additionally, the loss of a customer or a delay in payment by a customer could adversely affect our cash flow. We believe that the number of potential customers for future SpotLight systems sales will be limited. In the third quarter of 2002, two SpotLight customers accounted for 87.6% of our total revenues. In addition, we anticipate that sales of our SmartShare and SmartCell products and our embedded solutions will be to a limited number of customers. Currently, we have signed only one agreement to develop our embedded solutions for use in a base station manufacturer's products. Failure to retain these customers could cause our operating results to be significantly less than anticipated and lead to a decline in our stock price. Moreover, due to this customer concentration, any loss or reduced demand from our customers could cause our sales to fall significantly.

Retention of qualified personnel

The success of our business depends upon the continued contributions of each of our key technical and senior management personnel, each of whom would be difficult to replace. We have not entered into employment agreements with any of our employees other than severance arrangements Richard P. Henderson, Andy Merrill, Dr. Marty Feuerstein, Randy (Larry R.) Scheer and Gary S. Flood. We have entered into a non-competition agreement with Robert H. Hunsberger and Shimon Scherzer, our former chief executive officer and our former chief technology officer. We will also need to retain qualified engineering, financial, manufacturing, quality assurance, sales, marketing and customer support personnel to ensure our future success. In addition, the unpredictability of the wireless communications market, the volatility of the economic markets and the reduction in demand for our products caused us to reduce our workforce. These recent layoffs may make it more difficult to recruit qualified personnel if needed. The loss of any key employee, the failure of any key employee to perform in his or her current position, our inability to attract and retain skilled employees as needed or the inability of our officers and key employees to expand, train and manage our employee base could limit our ability to expand and become profitable.

Potential impairment of our goodwill and intangible assets

The adoption of SFAS No. 142, effective January 1, 2002, resulted in our discontinuation of amortization of goodwill; however, we are required to test goodwill for impairment periodically and upon the occurrence of certain events. We had no impairment of goodwill upon adoption, however, during the first quarter of 2002, we tested for impairment due to the significant drop in market capitalization, which resulted in a charge against earnings of $24.0 million for the first quarter of 2002. Any negative change in the Company´s projected results of operations may also lead the company to reevaluate its current recorded balance of $35.2 million, which may result in additional impairment charges in the future.

Manufacturing and supply limitations

On August 1, 2002 we reached an agreement with Viasystems Group, Inc. to terminate an exclusive five-year supply agreement with them signed in April 2001 to manufacture our SpotLight products. We have resumed assembling and testing our SpotLight systems internally. Prior to our agreement with Viasystems, we had performed these functions in-house and believe that we have the expertise and resources to resume these functions. We anticipate that we will also depend on a limited number of suppliers to manufacture our SmartShare and SmartCell antenna components. In addition, components used in our products are available from a limited number of sources. The reliance on these sole or limited source suppliers involves certain risks and uncertainties, including the possibility of a shortage or discontinuation of certain key components or the financial health and continued operations of the supplier. Any reduced availability of these parts or components when required could materially impair the ability to manufacture and deliver our products on a timely basis and result in the cancellation of orders, which could significantly harm our business and operating results.

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

Cost reductions are necessary

We anticipate that average selling prices for our products may need to decrease in the future in response to competitive pricing pressures and new product introductions by competitors. If the price of base station equipment continues to decrease, the addition of new cell sites may be viewed as a more cost-effective alternative for wireless network operators seeking increased capacity. To lower average selling prices without adversely affecting gross profits, we will have to reduce the manufacturing costs of our smart antenna systems. We may not be able to achieve cost savings at a rate needed to keep pace with competitive pricing pressures.

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

In addition, our customers' operations in the U.S. are subject to extensive federal, state and local regulations. For example, on the local level, our customers must obtain zoning approval from local authorities to place antennas on their towers. Delays in obtaining these approvals could delay installation of our products, and thus delay revenues. See "Delays in Product Installation and End-User Sales" for more information. To the extent that our customers are delayed in deploying their wireless systems as a result of existing or new standards or regulations, we could experience delays in orders. Any delay could contribute to fluctuations in our results of operations.

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

Risks Related to Our Stockholders

Potential for Nasdaq delisting

On July 25, 2002 we were moved to the Nasdaq SmallCap Market from the Nasdaq National Market. The Company has until April 24, 2003 to trade above the $1.00 per share minimum bid requirement for 30 consecutive trading days to remain on the SmallCap Market. If we fail to do that, we would be delisted from Nasdaq and would most likely be quoted on the OTC Bulletin Board. If our stock is removed from the Nasdaq SmallCap Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. Additionally, our stock may be subject to “penny stock” regulations.

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

Management and a few stockholders beneficially own a substantial portion of our stock

As of December 31, 2001 our directors and executive officers and several large stockholders beneficially own approximately 40.3% of our outstanding common stock, on an as-converted basis. As a result of their ownership and positions, our directors and executive officers and these stockholders collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Metawave. In addition, sales of significant amounts of shares held by our directors and executive officers and these stockholders, or the prospect of these sales, could adversely affect the market price of our common stock.

Entities affiliated with one stockholder hold all of the outstanding shares of our Series A preferred stock and are entitled to elect one member of the board of directors. For a more detailed description of the risk associated with the outstanding Series A preferred stock, see the above risk factor titled “Preferred stock with preferential rights.”

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

Entities affiliated with one stockholder hold all of the outstanding shares of our Series A preferred stock and are entitled to elect one member of the board of directors. For a more detailed description of the risk associated with the outstanding Series A preferred stock, see the prior risk factor titled "Preferred stock with preferential rights."

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-14 and 15d-14 of the Securities and Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act are recorded, processed, summarized and reported within the required time periods. Our Chief Executive Officer and our Vice President of Finance (our principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in internal controls

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended September 30, 2002, there were no significant changes in the Company´s internal controls or in other factors that could significantly affect internal controls.

PART II. Other Information

Item 1. Legal Proceedings

Beginning on March 18, 2002, a number of class action lawsuits have been filed against us and several former officers of the Company in the United States District Court for the Western District of Washington. The complaints were filed on behalf of persons who purchased our common stock between April 2001 and March 2002. The complaints allege that the Company made false and misleading statements or omissions in violation of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, and seek unspecified compensatory damages and other relief. Additional purchasers of our securities may assert claims similar to these in the future.

On November 6, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York against us, certain officers and the directors of the Company and the underwriters who handled our April 26, 2000 initial public offering of common stock. The complaint was filed on behalf of persons who purchased our common stock during the time period beginning on April 26, 2000 and ending on December 6, 2000. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the assertion that there was undisclosed compensation received by our underwriters in connection with our initial public offering. The individual defendants in this case were dismissed on October 9, 2002. The Company and the underwrighters remain defendants in this case.

On May 14, 2002, Hencorp Technology (Shanghai) Group Co., Inc., a former distributor of Metawave's Spotlight GSM systems in China, filed suit against Metawave Communications Corporation and its Chinese subsidiary, Metawave Communications and Trading (Shanghai) Co., Inc. in Shanghai No.1 Intermediate People's Court alleging that Metawave owes it approximately $600,000 as a result of certain verbal agreements regarding the purchase and sale of Spotlight GSM systems in China.

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

During the first quarter of 2001, the Company entered into an exclusive, five-year supply agreement with Viasystems Group, Inc. (“Viasystems”) to outsource substantially all of its manufacturing operations to Viasystems, a provider of electronics manufacturing services. As of August of 2002 the Company and Viasystems have mutually agreed to terminate the remainder of the supply agreement. Under the provisions of this agreement we paid $3.5 million for all amounts owed to Viasystems, remaining inventory commitments, additional inventory purchases and the purchase of related fixed assets. In addition, Viasystems agreed to dismiss a lawsuit it filed against the Company in June 2002 in King County Superior Court seeking damages for various claims, including breach of contract.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the "Act"), we are required to disclose the non-audit services approved by our Audit Committee to be performed by Grant Thorton LLP. our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. Our Audit Committee has approved the engagement of Grant Thorton for the non-audit services of preparing and reviewing our federal and selected state income tax returns.

Item 6. Exhibits and Reports on Form 8-K

(a)         Exhibit Number

3.1*	Certificate of Incorporation of the Registrant.
3.2*	Bylaws of the Registrant
4.1*	Form of Stock Certificate.
10.37**	Amendment to Supply Agreement between the registrant and Crown Castle dated September 26, 2002.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

        *       Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-30568, originally filed with the Commission on February 17, 2000, as subsequently amended, and incorporated herein by reference.

        **       We have requested Confidential treatment with respect to certain portions of this exhibit.

(b)         Reports on Form 8-K

1.	Report on Form 8-K, as filed with the SEC on October 11, 2002, announcing a restructuring and naming a new chief executive officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 13, 2002	METAWAVE COMMUNICATIONS CORPORATION,
/s/ Randy Scheer Randy (Larry R.) Scheer Vice President of Finance (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Gary S. Flood, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Metawave Communications Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;
4.	The registrant´s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b.	evaluated the effectiveness of the registrant´s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant´s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant´s auditors and the audit committee of the registrant´s board of directors:
	a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant´s ability to record, process, summarize and report financial data and have identified for the registrant´s auditors any material weaknesses in internal controls; and
	b.	evaluated the effectiveness of the registrant´s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date ”) and
6.	The registrant´s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gary S. Flood Gary S.Flood Chief Executive Officer

I, Randy Scheer, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Metawave Communications Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;
4.	The registrant´s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b.	evaluated the effectiveness of the registrant´s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant´s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant´s auditors and the audit committee of the registrant´s board of directors:
	a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant´s ability to record, process, summarize and report financial data and have identified for the registrant´s auditors any material weaknesses in internal controls; and
	b.	evaluated the effectiveness of the registrant´s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date ”); and
6.	The registrant´s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Randy Scheer Randy (Larry R.)Scheer Vice President of Finance (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number

3.1*	Certificate of Incorporation of the Registrant.
3.2*	Bylaws of the Registrant
4.1*	Form of Stock Certificate.
10.37**	Amendment to Supply Agreement between the registrant and Crown Castle dated September 26, 2002.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002..
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

        *       Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-30568, originally filed with the Commission on February 17, 2000, as subsequently amended, and incorporated herein by reference.

        **       We have requested Confidential treatment with respect to certain portions of this exhibit.

Exhibit 10.37

FIFTH AMENDMENT TO
SMARTSHARE SYSTEM PURCHASE AGREEMENT

This FIFTH AMENDMENT TO SMARTSHARE SYSTEM PURCHASE AGREEMENT (“Fifth Amendment”)
is made as of this 26 day of September, 2002, by and between METAWAVE COMMUNICATIONS CORPORATION, a Delaware corporation (“Metawave”), and CROWN CASTLE MW CORP., a Delaware corporation (“Crown”).

R E C I T A L S:

WHEREAS, Metawave and Crown are parties to the SmartShare System Purchase Agreement, dated February 26,
2002 as amended pursuant to a First Amendment to SmartShare System Purchase Agreement dated June 28, 2002, the Second Amendment to SmartShare System Purchase Agreement dated July 3, 2002, the Third Amendment to SmartShare System Purchase Agreement dated July 16, 2002 and the Fourth Amendment to SmartShare System Purchase Agreement dated July 31, 2002 (the “Purchase Agreement”), which the parties seek to further amend.

NOW, THEREFORE, in consideration of mutual promises, covenants and conditions, Metawave and Crown agree as follows:

1.	Except as modified herein, all defined terms used in the Fourth Amendment shall have the meaning ascribed to them in the Purchase Agreement.

2.	In Section 2 of the Purchase Agreement, certain definitions shall be amended as follows:

“ICP Delivery Date ” shall mean the date as to each ICP upon which Metawave delivers such ICP to
Crown, which date shall be no later than October 15, 2002 with respect to the first 1+2 Product, November 10, 2002 with respect to the second 1+2 Product, December 15, 2002 for the PCS Product and February 15, 2003 for the 2+2 Product. Pursuant to Section 8.1, Metawave may inform Crown in writing that (a) the anticipated ICP Delivery Date for the 1+2 Product shall be on a date earlier than October 15, 2002 (or November 10, 2002 in the case of the second 1+2 Product), (b) the anticipated ICP Delivery Date for the PCS Product shall be on a date earlier than December 15, 2002, and (c) the anticipated ICP Delivery Date for the 2+2 Product shall be on a date earlier than February 15, 2003

“Initial Orders” shall Purchase Orders issued by Crown pursant to section 8.1 of this Agreement and as shall mean the Purchase Orders issued by Crown pursuant to section 8.1 of this Agreement and as specifically reflected in Appendix 1. The reference to 1+2 Product, PCS Product or 2+2 Product for purposes of each Initial Order shall only include “Products” of such items. Notwithstanding the definition of “Products”, the Parties acknowledge that the Initial Orders, as defined hereby, may or may not include PCS Expansion Antennas and Tenant Expansion Kits, which may be ordered by Crown in its sole discretion.

“Performance Evaluation Period” shall mean a period of fifteen (15) days that commences on the day after Crown notifies Metawave in writing that the Initial Commercial Products have been installed, (which shall be the date of installation of the first ICP with respect to the 1+2 Product), are operational for testing purposes and are ready for evaluation in accordance with the Product Performance Criteria set forth in Exhibits B and C.

“ Prototype Evaluation Period” shall mean a period ending at the end of the day on September 26,
2002 with respect to the 1+2 Product, and forty-five (45) days for each of the PCS Product or 2+2 Product during which period each such Product will be evaluated in accordance with the Specifications set forth in Exhibit B and Product Performance Criteria set forth in Section 5 of Exhibit C. Such period will commence on the Prototype Receipt Date.

“1+2 Product Initial Order” shall mean the Purchase Order issued by Crown pursuant to Section 8.1 of this Agreement for fifteen (15) 1+2 Products, to be delivered by Metawave to Crown over a thirty (30) day period commencing after the date of Performance Acceptance of the first 1+2 Product.

3.	Section 8.1.1 of the Agreement is amended in its entirety to read as follows:

8.1.1 1+2 Product Initial Order. Simultaneously with the execution of this Agreement and Exhibits D and E, Crown will issue the 1+2 Product Initial Order, which shall be subject to the terms and conditions of this Agreement. Crown´s obligations respecting the 1+2 Product Initial Order shall not commence until (i) Metawave notifies Crown of the ICP Delivery Date for such Product, and (ii) expiration of the Prototype Evaluation Period with respect to the 1+2 Product Prototype. On or before expiration of the Prototype Evaluation Period for the 1+2 Product, Crown shall either (i) indicate Crown´s acceptance of the anticipated ICP Delivery Date for the 1+2 Product, thereby waiving all rights to cancel or terminate the 1+2 Product Initial Order except as otherwise expressly permitted in this Agreement, or (ii) indicate Crown´s rejection of the anticipated ICP Delivery Date and cancel the 1+2 Product Initial Order and/or this Agreement (the “Crown ICP Date Termination”), in which event Crown shall not have liability to Metawave, including no liability for Metawave´s development, production or other costs associated with the 1+2 Product and/or this Agreement.

4.	Section 8.2 shall be amended as follows:

8.2 Performance Acceptance. The Performance Evaluation Period for each of the first 1+2 Product, PCS Product and 2+2 Product shall be subject to any postponements due to (i) Force Majeure or (ii) delays attributable to Metawave (including, without limitation, any delay in delivery of the second 1+2 Product ICP to Crown). In the event that the Performance Evaluation Period has not begun within thirty (30) days after the date the Initial Commercial Products are delivered to Crown (such delivery to be evidenced by the proof of delivery certificate supplied by Metawave´s shipping agent) and such delay is not due to an event of Force Majeure, a Metawave Event of Default or any other act or omission of Metawave (including, without limitation, any delay in delivery of the second 1+2 Product ICP to Crown), the Exclusivity Period (as defined in section 8.3 hereof) for the applicable Product shall be reduced by a number of days equal to the number of days of delay up to fifteen (15) days. If the Performance Evaluation Period has not begun within forty-five (45) days after the date the Initial Commercial Products are delivered to Crown and such delay is not due to an event of Force Majeure, a Metawave Event of Default or any other act or omission of Metawave, the 1+2 Initial Exclusivity Period, PCS Initial Exclusivity Period and the 2+2 Initial Exclusivity Period, for the applicable Product shall be cancelled in its entirety and no additional extensions of the Exclusivity Period for that Product (as set forth in section 8.3.1.1, 8.3.2.1 and 8.3.3.1) shall be available to Crown.

Upon satisfaction of the Product Performance Criteria at any time during the Performance Evaluation Period for the Initial Commercial Products related to the first 1+2 Product, PCS Product or 2+2 Product, as the case may be, Crown and Metawave shall execute a certificate of Performance Acceptance (in the form set forth in Exhibit C). If Performance Acceptance has been certified, to the extent that there are no uncured Events of Default by either Party, both Parties will perform their obligations under the applicable Initial Order and Metawave shall issue an invoice to Crown for the amount due on the Initial Commercial Products related to the particular Product subject to Performance Acceptance, which amount will be based on the Purchase Prices set forth in Exhibit D. In the event that Performance Acceptance has not been certified by the end of a Performance Evaluation Period (without taking into account any extension relating to delay in delivery of the second 1+2 Product ICP to Crown), due to an Event of Default by Metawave or an act or omission of Metawave, Metawave shall incur an incremental late fee that will be assessed at the beginning of each week after the end of the applicable Performance Evaluation Period and calculated as a percentage of the value of the 1+2 Product Initial Order, PCS Product Initial Order or 2+2 Product Initial Order, as the case may be, subject to any changes made to the applicable Initial Order prior to the expiration of the Prototype Evaluation Period, as follows:

Late By	Weekly Incremental Late Fee
One week	XX
Two weeks	XX
Three weeks	XX
Four weeks	XX
Five weeks	XX
Six weeks	XX

As an example, if Performance Acceptance occurs at any time during the sixth week after the end of the Performance Evaluation Period for the PCS Product, Metawave shall be assessed a late fee equal to XX of the value of the PCS Product Initial Order subject to any changes made to the applicable Initial Order prior to the expiration of the Prototype Evaluation Period for any such Product. Any late fees that are assessed on Metawave pursuant to this Section 8.2 shall be credited to and allocated among the 1+2 Product Initial Order, PCS Product Initial Order or 2+2 Product Initial Order as Crown deems appropriate.

Furthermore, if Performance Acceptance has not occurred but Crown elects to accept delivery of the 1+2 Products, PCS Products or 2+2 Products from Metawave, as the case may be, the late fees referenced above shall accrue until the earliest of one of the following events occurs: (i) the end of the sixth week following the end of the Performance Evaluation Period for the particular Product, (ii) Performance Acceptance for such Product or (iii) any of the 1+2 Product, PCS Product or 2+2 Product, as applicable deployed by Crown for use by a customer generates rental revenues for Crown. Notwithstanding Crown´s acceptance of a Product during the period in which Performance Acceptance has not occurred, Crown shall have the right to terminate this Agreement as set forth in the following paragraph.

If Performance Acceptance does not occur by the end of the sixth week after the end of a Performance Evaluation Period for any of the first 1+2 Product, PCS Product or 2+2 Product, Crown may, in its sole discretion, (i) terminate this Agreement in its entirety, in which case Metawave shall pay to Crown the Liquidated Damages amount set forth in Section 14.4 (in lieu of late fees) within five (5) days from the termination of the Agreement, (ii) terminate this Agreement as to the specific Initial Order relating to the Product for which Performance Acceptance has not occurred, in which case Metawave shall pay to Crown the Liquidated Damages amount set forth in Section 14.4 (in lieu of late fees), within five (5) days from the date of termination of this Agreement with respect to any such specific Initial Order, or (iii) accept the accrued late fees and elect to purchase the 1+2 Product, PCS Products or 2+2 Products, as the case may be, under the applicable Initial Order until such date as Performance Acceptance for any such Product occurs; provided, that Crown shall continue to have the ability to terminate this Agreement with no liability to Crown during such time as the Performance Acceptance has not occurred. If Crown elects to not terminate the Agreement in its entirety or as to a specific Initial Order and proceed under clause (iii) above, Metawave shall have the right to terminate its obligation under this Agreement with respect to the specific Product for which Performance Acceptance has not occurred (with all other obligations under this Agreement to continue except that Metawave shall have the right to terminate this Agreement in its entirety if Crown elects to proceed under clause (iii) with respect to the 1+2 Product), provided, however, that Metawave shall pay to Crown the Liquidated Damages amount set forth in Section 14.4 within five (5) days from the termination of the Agreement under (i) and (ii) above. Termination of this Agreement as to any Product shall not terminate Crown´s prior obligations relating to any other Product after Performance Acceptance as to the unaffected Product.

If, however, the failure to achieve Performance Acceptance by the end of a Performance Evaluation Period for any of the 1+2 Product, PCS Product or 2+2 Product is the result of an Event of Default by Crown, or an act or omission of Crown or its test customer(s) participating in the testing of the applicable Initial Commercial Products which interrupts such testing, or an event of Force Majeure (a “Delay Event”), then such late fees shall not begin to accrue, they will be suspended during the period that such Delay Event is not cured. In addition, as soon as the Delay Event is discovered, any late fees that may have accrued during the Delay Event shall be cancelled for the period that the Delay Event was ongoing. The length of the Performance Evaluation Period shall be extended by the number of days of the Delay Event(s). Once such Delay Event is cured, such late fees shall begin to accrue, or continue to accrue, as the case may be. This process shall apply for each separate Delay Event.

If Crown chooses to terminate this Agreement pursuant to this Section, Metawave shall de-install any Initial Commercial Products at Metawave´s risk and expense and repair any reasonable damage to Crown´s equipment at the site caused by Metawave during installation and/or removal of the Initial Commercial Products. Metawave shall arrange for and pay the costs of shipping and assume the risk of loss and damage to the Initial Commercial Products during shipment back to its headquarters in Redmond, Washington or otherwise.

5.	Section 8.3.1 shall be amended as follows:

8.3.1 Crown Exclusivity for the 1+2 Product. Except for the permitted actions contemplated in Section 8.3.4, Crown shall have the exclusive right to purchase the 1+2 Products (including Prototypes, Initial Commercial Product and Ancillary Products) from Metawave commencing on the Effective Date and terminating on the later of (i) fifteen (15) days after the date of Performance Acceptance of the first 1+2 Product (the “1+2 Initial Exclusivity Period”), (ii) twenty (20) days after delivery of the second 1+2 Product ICP to Crown or (iii) December 15, 2002.

6.	Section 14.4 shall be amended as follows:

14.4 Liquidated Damages. To the extent that Crown terminates this Agreement pursuant to Sections 8.2 or 10.6.1 of this Agreement or Metawave terminates this Agreement as to a particular Product or in its entirety, as applicable, pursuant to Sections 8.2 or 14.3 (any such partial or total termination of this Agreement constituting a “Termination Event”), Metawave shall pay to Crown liquidated damages in an amount equal to XX of the 1+2 Product Initial Order and XX of the PCS Product Initial Order if such Termination Event occurs with respect to the 1+2 Product, XX of the PCS Product Initial Order if such Termination Event occurs with respect to the PCS Product only, or XX of the 2+2 Product Initial Order if such Termination Event occurs with respect to the 2+2 Product Initial Order only, as applicable, at the time of termination plus (i) in the event that a Termination Event occurs with respect to the 1+2 Product, the amount of XX or (ii) in the event a Termination Event occurs with respect to the PCS Product, the amount of XXX, as liquidated damages which shall be the maximum amount payable under this Section 14.4 (in each case, the “Liquidated Damages”), which amounts the Parties agree are reasonable and appropriate in light of the difficulty of calculating the total damages that may be suffered by Crown due to such termination. If a Termination Event has not occurred with respect to the 1+2 Product and the Initial Commercial Products related to a 1+2 Product has been delivered to Crown and has passed Performance Acceptance, then any Liquidated Damages applicable to the 1+2 Product Initial Order expire, and cannot be assessed against Metawave in the event a Termination Event occurs with respect to the PCS Product or 2+2 Product.

7.	Appendix 1 is replaced and substituted with an “Initial Order (Amended).”

8.	Except to the extent hereby specifically amended and revised, the Purchase Agreement is confirmed and remains in full force and effect in all respects. This Fifth Amendment shall be attached and become part of the Agreement. :

[signature page follows]

IN WITNESS WHEREOF, the Parties hereto have caused this Fifth Amendment to Smartshare
System Purchase Agreement to be executed by their duly authorized representatives as of the date written above.

CROWN CASTLE MW CORP.	METAWAVE COMMUNICATIONS CORP

By: /s/ E. Blake Hawk	By: /s/ Richard Henderson
Name: E. Blake Hawk	Name: Richard Henderson
Title: Executive Vice President	Title: Vice President of Sales

>

APPENDIX 1
INITIAL ORDER (AMENDED)
[Replaces and substituted in its entirety for Initial Order]

BILL TO:	Crown Castle MW Corp. or its designee 510 Bering Drive suite500 Houston, Texas 77057	ORDER NO: DATE:	001B 9/17/02
VENDOR:	Metawave Communications Corporation	SHIP TO:	Crown Castle USA Inc. resource Center 2656 Idlewood Road Carnegie, PA 15106
ENTERED BY:	Julie Birch
TAKEN BY:
BUYER NAME:	Crown Castle MW Corp.	DELIVERY:	Crown Castle USA Inc. resource Center 2656 Idlewood Road Carnegie, PA 15106

Required Date	Ship Via	FOB	Terms	Order Req.#
12/15/02	Ground

ITM#	P/N	Description	AMT	UM	UNITCST	EXTENSION
1+2 2+2 PCS		1+2 Product Unit 2+2 Product Unit PCS Product Unit	15 150 150	$US $US $US	XXX XXX XXX	XXX XXX XXX

THIS PURCHASE ORDER IS SUBJECT TO ALL THE TERMS AND CONDITIONS OF THAT CERTAIN SMARTSHARE SYSTEM PURCHASE AGREEMENT DATED FEBRUARY 26, 2002 (THE "PURCHASE AGREEMENT") BY AND BETWEEN METAWAVE COMMUNICATIONS CORPORATION AND CROWN CASTLE MW CORP, AND IS INCORPORATED HEREIN FOR ANY AND ALL PURPOSES. THE PARTIES AGREE THAT ANY ADDITIONAL, DIFFERENT OR CONFLICTING TERMS AND CONDITIONS CONTAINED IN ANY QUOTE, SOLICITATION, PURCHASE ORDER, AGREEMENT OR DOCUMENTATION EXCHANGED BY THE PARTIES THAT CONFLICT WITH THE TERMS OF THE PUCHASE AGREEMENT SHALL NOT BE BINDING ON THE PARTIES AND ARE HEREBY REJECTED, UNLESS THE PARTIES EXPRESSLY AND SPECIFICALLY AGREE TO SUCH CHANGES.

XXX
AUTHORIZED REPRESENTATIVE	TOTAL ORDER:

METAWAVE COMMUNICATIONS

Exhibit 99.1

Metawave Communications Corporation

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Metawave Communications Corporation (the “Company”) on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gary S. Flood, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Gary S. Flood
Gary S. Flood
November 11, 2002

Exhibit 99.2

Metawave Communications Corporation

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Metawave Communications Corporation (the “Company”) on Form 10-Q
for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the
“Report”), I, Randy Scheer, Vice President of Finance (Principal Financial and Accounting Officer) of the
Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, that to my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Randy Scheer
Randy (Larry R.) Scheer
Vice President of Finance (Principal Financial and Accounting Officer)
November 11, 2002