Form 10-Q
period 2002-09-29
METAWAVE COMMUNICATIONS CORP
filed 2002-11-14
CIK 1028361

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
Signature
Certifications
Index to Exhibits

This form 10-Q is filed to replace the Form 10-K erroneously filed by Metawave Communications Corportation on November 14, 2002. The erroneously filed 10-K was intended to be filed as Form 10-Q. Note that no information included in this Form 10-Q has been changed.

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