Form 10-Q/A
period 2002-06-30
METAWAVE COMMUNICATIONS CORP
filed 2002-11-22
CIK 1028361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QA
First Amendment

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
Yes [X]      No [ ]

The number of shares outstanding of the registrant's common stock as of August 8, 2002 was 51,664,842.

METAWAVE COMMUNICATIONS CORPORATION
FORM 10-QA

For the Quarter Ended June 30, 2002

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets - June 30, 2002 and December 31, 2001
Consolidated Statements of Operations - Three and Six months ended June 30, 2002 and 2001
Consolidated Statements of Cash Flows - Six months ended June 30, 2002 and 2001
Notes to Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure of Market Risk

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports on Form 8-K
Signature
Index to Exhibits

PART I. Financial Information

Item 1. Financial Statements

METAWAVE COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2002	2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 13,071	$ 28,851
Restricted cash	2,950	4,175
Accounts receivable, net	2,088	11,371
Receivable from Viasystems Group, Inc.	-	5,153
Inventories, net	4,435	5,111
Prepaid expenses and other assets	1,535	3,926
Total current assets	24,079	58,587
Property and equipment, net	2,485	3,323
Goodwill	35,753	59,205
Other intangibles, net	3,013	4,297
Other noncurrent assets	28	143
Total assets	$ 65,358	$125,555
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 3,044	$ 8,715
Payable to Viasystems Group, Inc. (net at June 30, 2002)	116	6,762
Other current liabilities	6,889	8,347
Accrued compensation	1,996	2,914
Current portion of notes payable and capital lease obligations	913	2,689
Total current liabilities	12,958	29,427
Notes payable and capital lease obligations less current portion	593	1,268
Total liabilities	13,551	30,695
Commitments and contingencies	-	-
Convertible preferred stock, $.0001 par value:
Authorized shares - 10,000,000 at June 30, 2002 and December 31, 2001; Issued and outstanding shares - 84,782 at June 30, 2002 and December 31, 2001, and warrants. Liquidation preference $20,000 plus pro rata with common stockholders to $40,000	20,000	20,000

Stockholders' equity:
Common stock, $.0001 par value, and paid-in capital:
Authorized shares - 150,000,000 at June 30, 2002 and December 31, 2001; Issued and outstanding shares - 51,664,842 and 51,662,687 at June 30, 2002 and December 31, 2001, respectively	340,755	340,776
Deferred stock compensation	(611)	(1,430)
Accumulated other comprehensive income	144	30
Accumulated deficit	(308,481)	(264,516)
Total stockholders' equity	31,807	74,860
Total liabilities and stockholders' equity	$ 65,358	$ 125,555

See accompanying notes to consolidated financial statements.

METAWAVE COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except earnings per share and share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	$4,174	$8,521	$10,342	$18,530
Cost of revenues	3,061	12,805	7,226	22,122
Gross (loss) profit	1,113	(4,284)	3,116	(3,592)
Operating expenses:
Research and development	2,729	8,645	6,990	16,535
Sales, marketing and customer operations	2,095	2,525	5,716	5,942
General and administrative	1,626	2,507	3,984	7,001
Impairment of goodwill	-	-	24,000	-
Amortization of intangibles and goodwill	417	4,455	834	9,361
Total operating expenses	6,867	18,132	41,524	38,839
Loss from operations	(5,754)	(24,416)	(38,408)	(42,431)
Other income (expense), net	1	274	(32)	681
Interest expense	(62)	(180)	(136)	(318)
Other income (expense), net	(63)	94	(168)	363
Net loss from continuing operations	(5,817)	(22,322)	(38,576)	(42,068)
Discontinued operations
Net loss from disposal of Spotlight GSM related assets	(23)	-	(3,800)	-
Net loss from operations discontinued unit	(1.059)	(1,641)	(1,589)	(3,362)
Net loss from discontinued operations	(1,082)	(1,641)	(5,389)	(3,362)
Net loss	$(6,899)	$(23,963)	$(43,965)	$(45,430)
Basic and diluted net loss per share from continuing operations	$(0.11)	$(0.50)	$(0.75)	$(.96)
Basic and diluted net loss per share from disposal of Spotlight GSM related assets	-	-	(0.07)	-
Basic and diluted net loss per share from discontinued operations	$(0.02)	$(0.04)	$(0.03)	$(0.08)
Basic and diluted net loss per share	$(0.13)	$(0.54)	$(0.85)	$(1.04)
Weighted average shares used in computation of basic and diluted net loss per share	51,463	44,672	51,425	43,851

See accompanying notes to consolidated financial statements.

METAWAVE COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except earnings per share and share data)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Continuing Operations:
Operating Activities
Net loss from continuing operations	$(38,576)	$(42,068)
Adjustments to arrive at cash provided by operating activities:
Depreciation and amortization expense	1,434	10,855
Amortization of deferred stock compensation	760	5,227
Impairment of goodwill	24,000	-
Loss on disposal of certain assets	152	54
Changes in operating assets and liabilities:
Decrease in accounts receivable	9,821	3,712
Increase in inventories	(82)	(3,356)
Decrease (increase) in prepaid and other noncurrent assets	2,353	(751)
Decrease in accounts payable, accrued liabilities, and accrued compensation	(4,103)	(3,196)
Decrease in deferred revenues	(148)	(105)
Net cash used in operating activities	(4,389)	(29,628)

Investing Activities
Net proceeds from sale of inventory and fixed assets	-	7,964
Purchases of equipment and intangible assets	(457)	(832)
Net cash provided by (used in) investing activities	(457)	7,132

Financing Activities
Net proceeds from exercise of common stock options	2	967
Net proceeds from sale of common stock	-	10,466
Principal payments on notes payable and capital lease obligations	(1,585)	(1,329)
Net cash provided by financing activities	(1,583)	10,104
Net decrease (increase) in cash and cash equivalents	(6,429)	(12,392)
Effect of exchange rate changes on cash	(46)	19
Cash and cash equivalents used for continuing operations	$(6,475)	$(12,373)
Cash used for discontinued operations	(10,530)	(2,884)
Cash and cash equivalents at beginning of period	33,026	37,921
Cash and cash equivalents at end of period	$16,021	$22,664
Noncash transactions and supplemental disclosures
Cash interest paid	130	303
Note receivable from manufacturing outsourcing	-	4,473

See accompanying notes to consolidated financial statements

METAWAVE COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of the Business

Metawave Communications Corporation, a Delaware corporation (the “Company”), headquartered in Redmond, Washington, provides smart antenna solutions to wireless operators, tower operators and base station manufacturers facing capacity constraints and performance issues in the wireless communications industry. The Company believes that its smart antenna systems improve overall network performance by increasing capacity, improving or maintaining network quality, reducing network operating costs and better managing and better managing network infrastructure. Our smart antenna systems are designed to allow wireless network operators, tower operators and base station manufacturers to address wireless network challenges, allowing them to more cost-effectively keep pace with growth in subscriber rates and minutes of use and increased demand for digital voice and data services. Our technologies are designed to be implemented in a variety of market segments in the worldwide wireless communications industry and currently support various CDMA, GSM, third generation (3G) and analog standards.

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

The Company uses a 52-week fiscal year ending on the Sunday closest to December 31. The 2001 fiscal year ended on December 31, 2001, with each of the fiscal quarters representing a 13-week period. The second quarter of 2002 ended on June 30, 2002. For convenience of presentation, all fiscal periods in these financial statements are treated as ending on calendar month end.

3. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumption that affect amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results may differ from those estimates. Significant estimates include the allowance for bad debt, inventory valuation and impairment of assets.

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

5. Termination of Manufacturing Outsourcing Agreement

During the first quarter of 2001, the Company entered into and exclusive, five-year supply agreement with Viasystems Group, Inc. (“Viasystems”) to outsource substantially all of its manufacturing operations to Viasystems, a provider of electronics manufacturing services. In August of 2002, the Company and Viasystems mutually agreed to terminate this supply agreement. See Note 14 for additional information.

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

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 establishes a new method of testing goodwill for impairment on an annual basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company tested goodwill for impairment in the first quarter of 2002, which resulted in a charge of $24.0 million. Any future impairment could have an adverse effect on the future results of operations if impairment occurs.

        Prior to adoption of this statement goodwill and other intangibles were amortized using the straight-line method over the estimated useful life of five years for financial statement purposes. Net income and earnings per share for the three and six month periods ended June 30, 2001 are adjusted below to exclude amortization expense:

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2001
	(unaudited) (In thousands, except earnings per share and share data)
Reported net loss	$(23,963)	$(45,430)
Add back goodwill amortization	4,057	8,115
Adjusted net income	(19,906)	(37,315)

Basic and diluted net loss per share	$(0.54)	$(1.04)
Goodwill amortization	0.09	0.19
Adjusted basic and diluted net loss per share	$(0.45)	$(0.85)

In August of 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires a single accounting model for the impairment of disposal of long-lived assets. SFAS No. 144 is effective for financial statements after December 15, 2001. Under SFAS No. 144, the results of operations of our GSM SpotLight System operating unit have been classified as discontinued operations on the Consolidated Statement of Operations.

7. Inventories

	June 30, 2002	December 31, 2001
	(In thousands)
Materials and Components	$3,657	$3,449
Trial Units	-	585
Completed Systems	688	1,077
	$4,435	$5,111

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
		(In thousands)
United States	$4,061	$5,962	$9,711	$10,030
Mexico	113	2,346	631	7,998
Korea	-	213	-	502
Total	$4,174	$8,521	$10,342	$18,530

11. Restricted Cash

The Company has $3.0 million of restricted cash as of June 30, 2002 to support letters of credit associated with leases in the United States. The Company had $4.2 million of restricted cash as of December 31, 2001 to support letters of credit associated the leases in the United States and short-term notes in China.

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

	Three Months Ended
	June 30, 2002	March 31, 2002	December 31, 2001
	(In thousands, except earnings per share and data share)
Employee termination benefits	$ 320	$ 1,061	-
Other charges (gain)	71	3,321	$ 18,145
Total restructuring charge (gain)	$ 391	$ 4,382	$ 18,145

Loss (gain) per share	$ 0.01	$ 0.09	$ 0.35
Total included in continuing operations	136	692	-
Total included in discontinued operations.	255	3,690	18,145

Employee terminations benefits of $1.4 million primarily included severance costs for 147 employees. The other charges consist primarily of losses on disposal of property, equipment and inventory and costs related to exiting the SpotLight GSM product line.

13. Discontinued Operations

As a result of the restructuring discussed in Note 12, the Company disposed of its GSM SpotLight related operating unit. As of June 30, 2002 the unit has been disposed of by scrap and limited sales of fixed assets and inventory components. A total of $2.4 million is accrued potential obligations remains on the balance sheet as of June 30, 2002. The amounts on the Consolidated Financial Statements for the three and six month periods ended June 30, 2001 have been reclassified to reflect the disposal of this component.

14. Subsequent Events

The Company has filed a claim with our insurance provider for business interruption losses arising out of the fire that destroyed our Taiwan facility in May of 2001. The magnitude and timing of any insurance proceeds are not known at this time.

In August of 2002, the Company and Viasystems Group, Inc. mutually agreed to terminate their five-year supply agreement. The Company will pay an aggregate of $3.5 million for all amounts owed to Viasystems, remaining inventory commitments, additional inventory purchases and the purchase of related fixed assets. In addition, Viasystems agreed to dismiss a lawsuit filed against the Company in June 2002 in King County Superior Court seeking damages for various claims including breach of contract.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes that appear elsewhere in this document.

Forward-Looking Statements

Certain statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to safe harbors created by this law. You generally can identify these statements by our use of forward-looking words such as “plans,” “estimates,” “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative or other variations of such terms or comparable terminology, or by discussion of the strategy that involves risk and uncertainties. We often use these types of statements when discussing our plans and strategies, our anticipation of revenues from the markets for services and products, our anticipated capital expenditures, operations support systems or change in regulatory requirements and other statements contained in this report regarding matters that are not historical facts.

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

Services revenues, generally for installation and optimization, are recognized when the services have been performed and all customer acceptance conditions, if any, have been satisfied. Our maintenance contract revenues are recognized ratably over the term of the agreement (typically one year). Revenues from nonrecurring engineering contracts are recognized based on the percentage-or-completion method.

Allowance for Bad Debts

We periodically analyze our trade accounts receivable to estimate the potential impact of bad debts. Although we consider the allowance for bad debts adequate as of quarter end, there can be no assurance that these allowances will be adequate over time to cover ultimate loses in connections with bad debts.

Inventories

Inventories, which are composed of materials and components, trial units and complete systems, are valued at the lower of cost (first in, first out) or market. On a periodic basis, we compare the amount of inventory on hand and under commitment with our latest forecasted requirements to determine whether write-downs for excess obsolete inventory are required. Although we consider the amounts on hand at quarter-end to be realizable, there can be no assurance that these amounts will prove to be realizable over time.

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

Impairment of Other Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition exceeds its carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value on the asset and its estimated fair value.

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

Our SpotLight® smart antenna systems are appliqués or add-ons to existing or new base stations and are intended to increase the capacity and improve the performance of current 2G and 2.5G CDMA networks. Our customers of SpotLight appliqué systems include Verizon Wireless, ALLTEL Communications and Grupo Iusacell Celular S.A.de C.V. of Mexico. As of June 30, 2002, we have sold over 400 SpotLight appliqué systems worldwide. As an improvement to our current SpotLight 2200 appliqué product, we entered into an agreement with Lucent Technologies to better and more closely integrate our SpotLight 2200 CDMA smart antenna system into Lucents Flexent™ Modular Cellular base station.

During 2002 we have been developing new products that we believe will expand our market base to tower and base station operators in addition to our traditional customers. SmartShare™ antenna sharing solution is our new antenna sharing solution that allows multiple wireless operators, who may operate at different frequencies, to share a single set of antenna panels at a cell site. Wireless network operators benefit from this arrangement because it will provide access to more cell sites in areas where tower space is limited. SmarShare will provide operators with the flexibility to independently define and optimize antenna patterns to fit their particular needs. SmartShare enables tower operators to take advantage of shared antenna economies by accommodating more operators on their towers and by offering multiple operators a premium position on the tower. In February 2002, we signed an agreement with Crown Castle to develop and supply our SmartShare products for use in their tower locations. During the second quarter of 2002 we began testing the SmartShare product with Crown Castle.

Our SmartCell product uses our proprietary Cell Sculpting™ technology that enables a wireless network operator to “sculpt” or shape a cell’s coverage pattern in a way that delivers greater performance, capacity and coverage benefits than off-the-shelf sector antennas. Cell Sculpting technology is used to determine an optimal pattern for a cell site, which is then captured in a personality module that is installed at the back of each antenna panel. Unlike the fixed patterns of conventional sector antennas, SmartCell allows wireless network operators to change antenna patterns by swapping out the personality module. Our SmartCell solution is designed to be compatible with base station operators in the cellular and PCS frequency bands. We have completed an initial trial in August of 2002 with a leading wireless operator.

We have also developed embedded adaptive smart antenna solutions, which have been field tested to demonstrate CDMA (IS-95) systems performance enhancements. The same solutions can be applied to CDMA2000 and WCDMA. Our embedded solutions increase network capacity by utilizing fully adaptive beam forming techniques that track individual mobile subscribers, and hence reduce interference from surrounding users and base stations. In February 2001, we entered into an agreement with Samsung to embed our adaptive smart antenna technology into some of their base stations. We are currently testing this embedded solution with CDMA2000 in Korea with Samsung.

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

The Company has recorded charges to $22.9 million relating to this restructuring, $18.1 million of which was recorded in 2001. In 2002, $4.4 million was recorded in the first quarter and $0.4 million was recorded in the second quarter.

Results of Operations

	Three months Ended June 30				Six months Ended June 30
	2002	%	2001	%	2002	%	2001	%
Revenues	$ 4,174	100.0	$ 8,521	100.0	$ 10,341	100.0	$ 18,530	100.0
Cost of revenues	3,061	73.3	12,805	150.3	7,226	69.9	22,122	119.4
Gross (loss) profit	1,113	26.7	(4,284)	(50.3)	3,116	30.1	(3,592)	(19.4)
Operating Expenses
Research and development	2,729	65.4	8,645	101.4	6,990	67.6	16,535	89.2
Sales, marketing and customer operations	2,095	50.2	2,525	29.6	5,716	55.3	5,942	32.1
General and administrative	1,626	38.9	2,507	29.4	3,984	38.5	7,001	37.8
Impairment of goodwill	-	-	-	-	24,000	232.1	-	-
Amortization of intangibles and goodwill	417	10.0	4,455	52.3	8341	8.1	9,361	50.5
Total operating expenses	6,867	164.5	18,132	212.7	41,524	401.6	38,839	209.6
Loss from operations	$ (5,754)	(137.8)	$ (24,416)	(263.0)	$ (38,408)	(371.5)	$ (42,431)	(229.0)

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

The Company operates in one material segment as a manufacturer of wireless telecommunications equipment. While certain expenses for sale, marketing and maintenance activities are incurred in various geographical regions, the majority of the Company’s assets are located, and the majority of the Company’s operating expenses are incurred in the U.S.

Revenues were $4.1 million in the second quarter of 2002 and $8.5 million in the second quarter of 2001, a decrease of 51.0%. Revenues for the six months ended June 30, 2002 were $10.3 million as compared to $18.5 million in the six month period ended June 30, 2001, a decrease of 44.2%. This decrease was primarily due to a general slowdown in the worldwide economy and spending by wireless telecommunications companies.

Gross Margin

During the six months ended June 30, 2002 we had a manufacturing agreement with Viasystems. The cost of revenues for products produced by Viasystems is the unit price paid to Viasystems and certain other costs such as a provision for warranty costs. Our gross margins are generally higher for hardware revenues than for service revenues. We anticipate that our overall gross margins will fluctuate from period-to-period as a result of shifts in product mix, impact of deferred revenues, anticipated decreases in average selling prices and our ability to reduce costs. During the third quarter of 2002 we will resume the assembly and testing of our SpotLight CDMA systems in-house. We do not anticipate a significant change in gross margin as a result of these functions.

Gross margin was $1.1 million or 26.7% in the second quarter of 2002 and a negative $4.3 million in the second quarter of 2001. Gross margin was $3.1 million or 30.1% in the six months ended June 30, 2002 and a negative $3.6 million in the six months ended June 30, 2001. Gross margin in the first six months of 2001 was negatively affected the recording of a $5.4 million inventory charge for excess and obsolete inventory and product enhancements and changes in the product mix as compared to the first six months of 2002.

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

Research and development expense decreased 68.4% to $2.7 million for the second quarter of 2002 from $8.6 million for the second quarter of 2001 and decreased 57.7% to $6.9 million for the six months ended June 30, 2002 from $16.5 million for the six months ended June 30, 2001. The decrease in research and development expense was primarily due to our restructuring efforts in 2001 and in the first quarter of 2002.

Sales, Marketing and Customer Operations

Our sales, marketing and customer operations expense consists of salaries, sales commissions and expenses for personnel engaged in marketing, sales and field service support for new installations and installed base, as well as promotional expenditures. We believe that these expenses will decrease in the future as a result of restructuring efforts in 2001 and 2002. Sales, marketing and customers operations expense decreased 17.0% to $2.1 million for the second quarter of 2002 from $2.5 million in the second quarter of 2001 and decreased 3.8% to $5.7 for the six months ended June 30, 2002 from $5.9 million for the six months ended June 30, 2002. The decrease was primarily due to our restructuring efforts in 2001 and the first quarter of 2002.

General and Administrative

Our general and administrative expense consists primarily of salaries and personnel related expenses, recruiting and relocation expenses, professional and consulting fees, insurance premiums and other corporate expenses. Due to our restructuring efforts in 2001 and 2002 we expect general and administrative costs to decrease in the future. General and administrative expense decreased 35.1% to $1.6 million in the second quarter of 2002 from $2.5 million in the second quarter of 2001, and decreased 43.1% to $3.9 million in the six months ended June 30, 2002 from $7.0 million in the six months ended June 30, 2001. The decease was primarily due to our restructuring efforts in 2001 and the first quarter of 2002.

Impairment of Goodwill

As of March 31, 2002, we determined that our recorded goodwill had been impaired under the provisions of SFAS 142. As a result, we recorded a $24.0 million loss on impairment of intangibles assets in the first quarter of 2002. There was no other impairment based on the Company’s analysis.

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

As of June 30, 2002 we do not have any off-balance sheet arrangements.

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

For the six months ended June 30, 2002, we used net cash in operating activities of $4.4 million compared to $29.6 million during the same period in 2001. In the six months ended June 30, 2002, our operating activities included uses of cash to fund our adjusted net loss of $38.6 million a decrease in accounts payable and accrued liabilities of $4.1 million and a decrease in deferred revenue of $0.1 million. We partially offset cash uses with a decrease of accounts receivable of $9.8 million, a decrease of $2.4 million in prepaid and other non-current assets. We have adjusted net loss for non-cash charges for depreciation, amortization, stock compensation expenses and the impairment of goodwill totaling $26.2 million. For the six months ended June 30, 2001, our operating activities included uses of cash to fund our adjusted net loss of $42.1 million, increased inventories of $3.4 million, an increase in prepaid and other current assets of $0.8 million, a decrease in accounts payable and accrued liabilities of $3.2 million and a decrease in deferred revenues of $0.1 million. We partially offset cash uses with a decrease in accounts receivable of $3.7 million. We have adjusted net loss for non-cash charges for depreciation, amortization and stock compensation expenses totaling $16.1 million.

Our net cash used in investing activities of the six months ended June 30, 2002 was $0.5 million as compared to net cash provided of $7.1 million for the six months ended June 30, 2001. Net cash used in investing activities was primarily for the purchase of test equipment, leasehold improvements, and customer support equipment to support our research and development and our customers. During 2001 we received approximately $8.0 million in payment for inventory and fixed assets pursuant to the manufacturing agreement with Viasystems.

Our net cash used for financing activities for the six months ended June 30, 2002 was $1.6 million as compared to net cash provided of $10.1 million for the six months ended June 30, 2001. Net cash used for financing activities was primarily principle payments on notes payable and capital lease obligations. The Company received approximately $10.5 million for issuance of common stock in the second quarter of 2001.

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

Capital spending patterns of wireless network operators and tower operator

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

Liquidity

During 2001, we raised $21.2 million through sales of common stock and $20.0 million through the sale of Series A Preferred Stock and Warrants. We believe existing cash and cash equivalents, projected quarterly sales, the lowering of the number of days our sales are outstanding, the continued liquidation of our inventory and reduced operating expenses over the next twelve months will be sufficient to fund our working capital requirements over the next 12 months. If we do not achieve the projected level of quarterly sales of over the next 12 months, which is significantly higher than reported quarterly sales in the first six months of 2002, we may have to raise funds to finance projected losses. Further, we may have to raise funds to finance growth, to develop new or enhanced services or products, to respond to competitive pressures, to acquire complementary products, businesses or technologies or otherwise respond to unanticipated requirements. If we are required to raise additional funds we may seek to raise such funds through the sale of public or private equity and/or debt financings as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable to our stockholders or us when we may require it, particularly in light of our depressed stock price and current market conditions in our industry. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our ongoing operations or take advantage of unanticipated acquisition opportunities, develop or enhance products and services or respond to competitive pressures. Any inability to obtain needed financing by us could seriously harm our business and results of operations. See Going Concern Consideration for more information.

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

Limited number of suppliers

On August 1, 2002 we reached an agreement with Viasystems Group, Inc. to terminate an exclusive five-year supply agreement with them signed in April 2001 to manufacture our SpotLight products. We will be manufacturing our SpotLight systems internally. Prior to our agreement with Viasystems, we had performed the manufacturing function in-house and believe that we have the expertise and resources to resume this function. We anticipate that we will also depend on a limited number of suppliers to manufacture our SmartShare and SmartCell antenna components. In addition, some of the other parts and components used in our Spotlight products are available from a limited number of sources, such as linear power amplifiers supplied by Powerwave Technologies, Inc. and antenna panels from Decibel Products, a division of Allen Telecom Inc. The reliance on these sole or limited source suppliers involves certain risks and uncertainties, including the possibility of a shortage or discontinuation of certain key components or the financial health and continued operations of the supplier. Any reduced availability of these parts or components when required could materially impair the ability to manufacture and deliver our products on a timely basis and result in the cancellation of orders, which could significantly harm our business and operating results.

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

Management and a few large stockholders beneficially own a substantial portion of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price

Our directors and executive officers and several large stockholders beneficially own approximately 40.3% of our outstanding common stock, on an as-converted basis. As a result of their ownership and positions, our directors and executive officers and these stockholders collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Metawave. In addition, sales of significant amounts of shares held by our directors and executive officers and these stockholders, or the prospect of these sales, could adversely affect the market price of our common stock.

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

The first, to approve each of the nominees for election to the company’s Board of Directors, was approved. The following nominees for election as Directors, to hold office until the next annual meeting of shareholders or until their successors are elected and qualified, received the number of votes set opposite their respective name:

Nominee	For	Withheld	Broker Non-votes
Robert Hunsberger	41,245,895	742,483	-
Bruce C. Edwards	41,693,295	295,083	-
David R. Hathaway	41,678,117	310,261	-
Scot B. Jarvis	37,527,959	4,460,419	-
Douglas O. Reudink	41,701,329	287,049	-
David A. Twyver	41,666,433	321,945	-

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

(b)         Reports on Form 8-K

1.	Report on Form 8-K, as filed with the SEC on June 7, 2002, announcing a change in the Company's independent accountant, Grant Thornton LLP was appointed as the independent accountant for the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date:	November 22, 2002	METAWAVE COMMUNICATIONS CORPORATION,
/s/ Randy Scheer Randy (Larry R.) Scheer Vice President of Finance (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

3.1*	Certificate of Incorporation of the Registrant.
3.2*	Bylaws of the Registrant
4.1*	Form of Stock Certificate.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Metawave Communications Corporation (the “Company”) on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert H. Hunsberger, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Robert H. Hunsberger
Robert H. Hunsberger
August 14, 2002

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

/s/Larry R. Scheer
Larry R. Scheer
Vice President of Finance (Principal Financial and Accounting Officer)
August 14, 2002

Exhibit 99.1